Form 10QSB
period 1996-03-31
FIRSTMARK CORP /ME/
filed 1996-06-14
CIK 820588

FORM 10-QSB


			SECURITIES AND EXCHANGE COMMISSION
				WASHINGTON, D.C.  20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  March 31, 1996
Commission File Number: 0-20806


					FIRSTMARK CORP.
- -------------------------------------------------------------------------
			(Exact name of registrant as specified in its charter)


	Maine			                        					01-0389195
(State or other jurisdiction of 						(I.R.S. Employer
incorporation or organization)			    		Identification No.)


Registrant's telephone number, including area code						207-873-6362


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes____X____ 		No_________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

__________Class__________	            ____Outstanding at March 31, 1996____
Common stock, $.20 par value		                     2,080,634




			FIRSTMARK CORP. AND SUBSIDIARIES

					INDEX

PART I	FINANCIAL INFORMATION			                              	PAGE NO.

	Condensed Consolidated Balance Sheet -
		March 31, 1996 and June 30, 1995				                          	1

	Condensed Consolidated Statement of Operations -
		Nine Months Ended March 31, 1996 and 1995		                    2

	Condensed Consolidated Statement of Cash Flows -
		Nine Months Ended March 31, 1996 and 1995	                     3


	Notes to Condensed Consolidated Financial Statements		        4-5

	Management's Discussion and Analysis of Financial Condition
		and Results of Operation					                                6-7


Part II		Other Information

	Item 4.	Submission of Matters to a Vote of Security Holders		   8

	Item 6.	Exhibits and Reports of Form 8-K				                    8



















			PART I - FINANCIAL INFORMATION
			FIRSTMARK CORP. AND SUBSIDIARIES
			Condensed Consolidated Balance Sheets





					ASSETS

                                             					March 31,   		June 30,
							                                             1996		        1995
                                             					(Unaudited)		     *

Cash and cash investments		                     		$1,288,524		$1,622,016
Accounts receivable					                             116,370		   190,986
Prepaid expenses and other current assets		           80,854		    67,063
Advances to related parties				                       34,874		   424,169
Real estate and timber investments			              1,195,081		 1,166,675
Marketable securities, less valuation allowance
	Trading account				                                 400,302	    932,153
	Held for sale					                                1,414,721		   309,948
Numismatic and stamp investments			                   57,701		    57,701
Other investments					                             2,313,270		 1,576,998
Notes receivable					                                241,423	    449,327
Notes receivable from related parties			             165,211		   129,145
Property and equipment, net of depreciation		        162,576		   156,561
Deferred income tax charges				                      (45,000)		   80,000
Other assets						                                   135,187		   165,371
						                                             ---------   ---------
					                                           		$7,561,094		$7,328,113
					                                             ==========  ==========

			LIABILITIES AND STOCKHOLDERS' EQUITY

                                            							March 31,	   	June 30,
							                                               1996		      1995
				                                               	(Unaudited)	    *
Liabilities
	Accounts payable and accrued expenses            	$   113,888		$   199,738
	Income taxes					                                     147,149		     89,594
	Convertible notes payable			                        1,035,000		  1,035,000
	Other liabilities				                                   6,556       38,092
							                                           ------------  -----------
		Total liabilities				                              1,302,593		  1,362,424
							                                           ------------  -----------

Stockholders' Equity
	Common stock		                                        454,209		    439,209
	Additional paid-in capital, common	               	 3,348,241		  3,106,201
	Preferred stock				                                    11,800		     12,000
	Retained earnings				                                 761,985		    380,391
	Less cost of treasury stock			                       (724,505)		  (193,898)
	Net unrealized loss on marketable equity
		securities				                                       163,282		    (62,003)
							                                            -----------  -----------
		Total Stockholders' Equity		                       6,258,501		  5,965,589
							                                            -----------  -----------
					                                             		$7,561,094	 	$7,328,113
							                                            ===========  ===========






*Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

			FIRSTMARK CORP. AND SUBSIDIARIES
			Condensed Consolidated Statements of Operations
					(Unaudited)

                               			  	Nine Months Ended	    	Three Months Ended
	                                       March 31,		            	March 31,
	        			                          1996	      1995	        1996	    1995
Revenues
  Commissions and fees             $1,557,660	$1,171,512	$  596,246	$  397,781
  Real estate/timber revenues	            353	   556,897	         0	   214,634
  Interest and dividend income	       105,233	   132,642	    30,697	    43,027
  Gain (loss) on securities	           92,279	    92,257	    71,352	    44,717
  Gain on investments		               667,379		             (32,486)
  Miscellaneous		                       6,038	     1,650	     2,820	     1,650
				                               ---------- ---------- ---------- ----------
				                                2,428,942	 1,954,958	   668,629	   701,809
				                               ---------- ---------- ---------- ----------
Expenses
  Commissions and fees	               729,815	   598,217	   251,704	   228,467
  Real estate/timber expenses		                  417,890			            160,976
  Writedown of investments	           150,000
  General and administrative	         656,065	   509,112	   176,315	   174,120
  Interest expense		                   64,977	    66,387	    20,946	    21,166
  Depreciation/amortization	           48,736	    48,206	    15,658	    17,656
				                               ---------- ---------- ---------- ----------
				                                1,649,593	 1,639,812	   464,623	   602,385
				                               ---------- ---------- ---------- ----------
Income before income taxes	           779,349	   315,146	   204,006	    99,424

Income taxes		                  	     291,555	   119,750	    72,955	    37,750
				                               ---------- ---------- ---------- ----------
Net income	                     		$   487,794	$  195,396	$  131,051	$   61,674

Preferred stock dividends	            106,200	   107,846	    35,400	    34,668
				                              ----------- ---------- ---------- ----------
Net income available for
  common shareholders            	$   381,594	$   87,550	$   95,651	$   27,006
				                              =========== ========== ========== ==========
Weighted average number of
  shares outstanding		              2,152,458	 2,238,817	 2,136,466	 2,241,695
				                              =========== ========== ========== ==========
Primary earnings per share       	$       .18	$      .04 $      .05	$      .01
				                              =========== ========== ========== ==========

The accompanying notes are an integral part of these condensed financial statements.


			FIRSTMARK CORP. AND SUBSIDIARIES
			Condensed Consolidated Statements of Cash Flows
					(Unaudited)
                                                 								NINE MONTHS ENDED
								                                                   	March 31,
						                                                   	1996	     	1995
Cash flows from operating activities
	Net income			                                     			$  487,794	$  195,396
	Adjustments to reconcile net income to net
	cash provided by operating activities
		Adjustments for non-cash items		                        48,735	   450,464
		Gain on InterCel				                                  (699,865)
		Writedown of investments			                            150,000
		Marketable securities - trading account	               146,851
		Changes in assets and liabilities		                    575,289	  (346,564)
								                                              ---------- ----------
	Net cash provided (used) by operating activities	       708,804	   299,296
								                                              ---------- ----------
Cash flows from investing activities
	Reductions in other assets				                               (2)
	Net decrease (increase) in real estate investments	     (28,406)
	Net decrease (increase) in mkt. sec. - held for sale	   (94,623)	 (532,038)
	Net decrease (increase) in notes receivable		           171,838	   200,802
	Net decrease (increase) in other investments		         (886,272)	 (578,980)
	Sale (purchase) of property & equipment		               (24,564)	   (2,788)
								                                              ---------- ----------
	Net cash provided (used) by operating activities	      (862,029)  (913,004)
								                                              ---------- ----------
Cash flows from financing activities
	Issuance (purchase) of common stock	              	     (33,567)	 (126,622)
	Issuance (purchase) of preferred stock		                (40,500)	  825,874
	Preferred stock dividends				                          (106,200)	 (107,846)
	Borrowings (repayments) of debt					                              (164,197)
								                                              ---------- ----------
	Net cash provided (used) by financing activities	      (180,267)	  427,209
								                                              ---------- ----------
	Net change in cash and cash investments		              (333,492)	 (186,499)

Cash and cash investments, beginning of period	      	 1,622,016	 2,031,419
								                                              ---------- ----------
Cash and cash investments, end of period		           	$1,288,524	$1,844,920
								                                              ========== ==========

Cash payments for:
  	Interest		                                       		$   64,977	$   66,387
			Income taxes				                                      212,000	   185,900
								                                              ---------- ----------
			                                               				$  276,977	$  252,287

		PART I - FINANCIAL INFORMATION
		FIRSTMARK CORP. AND SUBSIDIARIES
		Notes to Condensed Consolidated Statements
				(Unaudited)

1.	Basis of Presentation

	The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

	The results of operations for the nine month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.	Borrowings

	The convertible notes payable are due April 1, 1997 and carry interest at 8%. The notes are convertible into common stock of the company at $5.00 per share. In addition, the Company has the right to call the notes at par value plus a 5% call premium.

3.	Investments

	Following is a summary of other investments:

		Marketing company			                     		$  681,568
		General partner in limited partnerships		     185,000
		Other						                              	  1,596,702
		Less reserve						                           (150,000)
								                                    -----------
 					                                    			$2,313,270
									                                   ===========

	In January 1994, the Company received a 21% interest in Unitel, which was spun off by Unity Telephone in conjunction with a merger into InterCel. In the Unity/InterCel merger, the Company received InterCel shares that were not recorded because of an outstanding option on the Company's Unity holdings.

	On July 21, 1995, the Company and the option holder reached an agreement in which Firstmark transferred its Unitel stock and a majority of its InterCel shares in exchange for cash and Firstmark stock owned by the option holder.
The company received 57,236 shares of InterCel and will also retain up to
29,614 shares of InterCel stock that may be released from an acquisition escrow in May, 1996.  A gain of $699,865 was recorded in the first quarter as a result of the agreement.  An additional gain that may exceed $400,000 will be recorded in May, 1996 when the escrow distribution occurs.


	The company has a $681,000 venture capital investment in a marketing company that has transferred certain of its operations to a new company being capitalized.  Management is in negotiation with the principals of the marketing company and believes the Company will receive shares of stock in the newly formed company that are comparable in value to the Company's investment.

	The company has approximately a ten percent general partnership interest in three limited partnerships.

	The company has evaluated its investment portfolio and provided a reserve to cover its investment in certain venture capital investments.  A reserve of
$150,000 was recorded in the first quarter.

4.	Preferred Stock

	The preferred stock pays dividends at a 6% rate ($2.40 per share). The preferred stock is convertible into ten shares of common stock at $4.00 per share, and the warrants issued along with the preferred stock can be exercised at $6.00 per common share through September 30, 1997. After March, 1996, the Company has the right to call the preferred stock for an amount equal to 105% of the face amount.

5.	Earnings Per Share

	Earnings per share are computed by dividing net earnings, after reduction for preferred stock dividends, by the weighted average number of common shares and share equivalents assumed outstanding during the year. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect.

















			FIRSTMARK CORP. AND SUBSIDIARIES
		Management's Discussion and Analysis of Financial Condition
				and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Nine Months 1996 vs. 1995

Revenues for the nine months ended March 31, 1996 increased 24% to $2,428,942 from the $1,954,958 recorded during the nine months ended March 31, 1995.
The greatest factor in the increase was the $699,865 gain on investments. This gain resulted from the receipt of 57,236 InterCel shares as discussed in
Note 3 to the condensed financial statements. An additional 29,614 InterCel shares are expected to be released from an acquisitions escrow account in May, 1996.

Gains on securities increased to $92,279 from $92,257 in the prior year. These gains resulted from the Company's trading program and from the sale of certain investment securities.

Revenues from commissions and fees increased to 33% to $1,557,660 compared to $1,171,512 for the prior year. The increase primarily resulted from marketing of two limited partnerships in which the Company is the general partner and from fees received in connection with the Company's venture capital operations.

Interest and dividend income in the 1996 fiscal year decreased 21% to $105,233 from the $132,642 earned in the 1995 year. The decrease resulted primarily from lower interest rates and reduced cash investments.

Commission and fees expense increased 22% to $729,815 from $598,217 in the prior year. The increase resulted primarily from fees paid on the receipt of InterCel shares discussed above. Such expenses as a percentage of commissions and fees revenues decreased because fees generated on venture capital operations did not incur commissions at usual levels.

The writedown of investments resulted from a reevaluation of the Company's investment portfolio in the first quarter. A reserve of $150,000 was deemed necessary and was recorded in that quarter.

General and administrative expense was 29% higher than in the prior year. The increase was primarily due to higher legal cost resulting from the InterCel settlements discussed above.

Overall, the Company's profitability in 1996 increased over 1995 because of higher venture capital fees and gains on investments offset by lower activity in timber operations.

Liquidity and Capital Resources and March 31, 1996

The Company continues to be liquid consistent with its operating history. March 31, 1996 cash balances decreased to $1,288,524 from the $1,622,016 level and June 30, 1995. Cash was used to make investments in stock and other venture capital investments. The Company has liquidated most of the InterCel shares discussed above and replaced them with a few large positions in the stock of emerging companies. Other investments consist primarily of venture capital financing which is not liquid, but the Company anticipates these positions will be liquidated within a three year time frame as the ventures become more mature.

The notes payable of $1,035,000, issued in April, 1992, are due in April, 1997. At present, the Company intends to repay the convertible notes from real estate sales and loan repayments as well as disposition of marketable securities. Dividend payments on the preferred stock are being funded from current operations. The Company expects to maintain its liquidity and will pursue additional capital and bank credit lines as necessary. There are presently no credit lines.

Due to the nature of its operations, the Company does not expect to incur significant environmental cost.

Three Months 1996 vs. 1995

Revenues for the three months ended March 31, 1996 decreased to $668,629 from the $701,809 recorded in 1995. The decline resulted from completion of timber harvesting in June 1995 offset by increases in fees received from venture capital operations.

Commission costs as a percentage of commissions and fees declined from 57% in 1995 to 42% in 1996. The drop resulted largely because fees earned on venture capital consulting arrangements did not incur commissions at the usual levels.

General and administrative expenses increased only 1% to $176,315 over $174,120 reported in 1995.

Overall, the Company earned more than the comparable period in 1995 as discussed above.






			PART II - OTHER INFORMATION


Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 1996.


Item 6.	Exhibits and Reports of Form 8-K

No reports of form 8-K have been filed during the quarter ended March 31, 1996. The exhibits filed as part of this report are listed below.

	Exhibit No.		Description






























SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					FIRSTMARK CORP.


					James F. Vigue
					______________________________________
					(James F. Vigue, Chief Executive Officer, President,
					and Chairman of the Board of Directors)



					Ivy L. Gilbert
					_______________________________________
					(Ivy L. Gilbert, Treasurer)

Date:	April 7, 1996