Form 10KSB
period 1996-06-30
FIRSTMARK CORP /ME/
filed 1996-10-01
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

                         Commission file number 0-20806

                                 FIRSTMARK CORP.
              (Exact Name of Small Business Issuer in its Charter)

                   Maine                                 01-0389195
        (State or Other Jurisdiction                  (I.R.S. Employer
             of Incorporation)                      Identification No.)

        222 Kennedy Memorial Drive,                        04901
             Waterville, Maine                           (Zip Code)
  (Address of Principal Executive Offices)


                                 (207) 873-6362
                (Issuer's Telephone Number, Including Area Code)

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.20 par value
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                          Yes __X__    No _____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                       [X]

         The issuer's revenues for its most recent fiscal year was $3,398,900.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 31, 1996 was $8,371,459.

         The number of shares outstanding of Common Stock, as of June 30, 1996 was 2,080,634.



                                                 TABLE OF CONTENTS


                                                      PART I
                                                                                                               Page

Item 1.  Description of Business..................................................................................3

Item 2.  Description of Property..................................................................................8

Item 3.  Legal Proceedings........................................................................................8

Item 4.  Submission of Matters to a Vote of Security Holders......................................................9


                                                      PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................................10

Item 6.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation.......................................................................10

Item 7.  Financial Statements....................................................................................13

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........................................................13


                                                     PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons............................................14

Item 10. Executive Compensation..................................................................................15

Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................17

Item 12. Certain Relationships and Related Transactions..........................................................19

Item 13. Exhibits, List and Reports on Form 8-K..................................................................19


                                                      PART I

Item 1.  Description of Business

         A.       General

         Firstmark Corp. (the "Company") was incorporated in Maine in January 1982.

         In June 1996, Southern Capital Corporation ("SCC"), a Virginia corporation, was merged with and into Southern Capital Acquisition Corporation, a subsidiary of the Company. As part of the merger, the shareholders of SCC received 40,000 shares of the Company's Series B, cumulative, non-voting preferred stock, par value $.20 per share. The preferred stock is not convertible by the holders, but may be converted by the Company into not less than 2,000,000 shares of the Company's common stock, par value $.20 per share (the "Common Stock"), subject to adjustment if the market price of the Common Stock is less than $4.00 per share at the time of conversion. If not converted by the Company sooner, the preferred stock begins accruing dividends after January 1, 1997 and is redeemable at the option of the holders at a price of $200 per share after June 30, 1998.

         SCC, through its subsidiary, Southern Title Insurance Corporation ("STIC"), is principally engaged in the business of issuing title insurance. SCC is also involved in providing financial consulting advice to corporations and reviews investment opportunities for its own account. Currently, SCC is an investor in Champion Broadcasting Corp., a small market radio acquisition company that acquires multiple stations in single markets ranked below the top 150 markets by Arbitron.

         The Company is an investment company that makes private investments in venture capital situations either in the form of pure equity investments or in the form of loans with an equity participation feature. In addition, the Company makes control investments in situations where the Company's management actually operates the business. Currently, the Company has numerous minority interest investments and one control investment in title insurance. The Company also actively trades public stocks and bonds and provides financial consulting services to a select number of individuals and institutions.

         The Company is also involved in the title insurance business through STIC. The title insurance industry is highly sensitive to the volume of real estate transactions and to interest rate levels. The Company is not subject to environmental litigation.


         B.       Related Industry Segments

         The following description is a summary of the Company's operations by industry segment.

Financial Services

         Financial services subsidiaries derive their revenues from commissions and fees generated from consulting, investment banking, the manufacturing of proprietary investment products and the marketing of investment and insurance products manufactured by others. In addition, the Company invests its own capital in marketable securities and other investments and makes various business and other loans.

         There is no geographical limitation to the financial services and investment segment. Through proper licensing with each State, these services may be provided nationwide.

Venture Capital

         The venture capital segment derives its revenue from interest earned on loans to companies in venture capital situations and from equity returns. Investment real estate transactions are also considered a source of revenues for this segment.

Title Insurance

         The title insurance related subsidiaries derive their revenues from policy premiums and other related fees for title abstracts, binder preparations and escrow closings. Title insurance policies are issued to buyers of real property and secured real property lenders. These policies customarily insure against title defects, liens and encumbrances that are not specifically exempted in the policy. Title insurance differs from other types of insurance because it is related to past events which affect title to the property at the time of closing and not to unforeseen future events. Revenues are generated from 14 directly owned and operated offices as well as an agency network of over 100 agents. The majority of these revenues are generated in the Commonwealth of Virginia. STIC's sales and marketing efforts are generally targeted at the residential housing market.

         C.       Subsidiaries

         The Company attempts to serve the total financial needs of a broad range of clients. The following lists its subsidiaries and the services that they provide:

Firstmark Capital Corp.                     Acquired: June 1982

         The Company's financial planning subsidiary offers investment management services to Firstmark's affiliated partnerships by serving as general partner. The subsidiary also offers investment management, financial planning, estate and tax planning, and insurance planning. The subsidiary's revenues are derived by charging fees and receiving commissions on various products. The subsidiary has been in business since 1972 and is a Federally Registered Investment Advisory firm. Firstmark Capital Corp. has four certified financial planners and seven financial advisors.

Firstmark Investment Corp.                  Acquired: January 1986

         This subsidiary also serves as the Company's investment banking and
consulting   subsidiary.   Firstmark  Investment  Corp.  markets  the  Company's
proprietary investment products to other firms and serves as advisor and manager in some cases to the Company's equity funds.

Firstmark Properties Inc.                   Founded: 1985

         This subsidiary offers commercial and investment real estate brokerage services primarily to the Company's own holdings. The subsidiary also advises its parent company on real estate related acquisitions and projects. This subsidiary currently has five State of Maine Real Estate Agent licensed professionals affiliated with it.

Firstmark Corp.

         In addition to being the parent company, the Company also invests its own capital in various real estate and venture capital projects, business loans, and other investments.

QFAN Marketing Services, Inc.               Founded: 1984

         This subsidiary provides consulting services to emerging growth companies. These services include business consulting, marketing consulting, financial public relations, and other promotional activities. In addition, this subsidiary holds certain real estate holdings of the Company.

Southern Capital Acquisitions Corp.         Founded: 1996

         This subsidiary was established to serve as the corporation used to acquire the stock of SCC and SCC's subsidiaries. See "Description of Business -- General."

Investors Southern Corporation              Acquired: 1996

         Investors Southern Corporation serves as the holding company for the title insurance operations.

         Subsidiaries of Investors Southern Corporation:

         Southern Title Insurance Corporation   Acquired: 1996 (Founded in 1925)

                  This subsidiary is a title insurance underwriter. It operates through a combination of 14 direct offices and over 100 agents.

         Southern Title Agency Corporation      Acquired: 1996

                  This subsidiary is an title insurance agency for two of the national title insurance underwriters.

         Southern Abstractors Corporation       Acquired: 1996

                  This subsidiary performs all title examinations and abstracts for all of the title insurance operations. Title examinations and abstracts involve the researching of court and other land records to find the status of title to that particular property.

         Glasgow Enterprises Corp.              Acquired: 1996

                  This subsidiary is involved in title agency joint ventures with various partners. These joint ventures and the percentage of ownership are as follows:
                  Southern Title of Ohio, Inc.                75%
                  Southern Title of Ohio, Limited             75%
                  Southern Title of the Peninsula, LLC        70%
                  Southern Title of Chesapeake, Inc.          70%
                  Southern Title of North Carolina, LLC       70%
                  Virginia First Title and Escrow LLC         70%

                  Southern Agency, LC                         70%
                  Attorneys' Title Insurance Company LLC      50%
                  Southern Title of Roanoke, LLC              33%

         Southern Title Services, Inc.           Acquired: 1996

                  This company is a subsidiary of STIC and currently provides special title insurance and real estate transaction accommodation functions, such as exchanger in like kind exchanges and mechanics' lien agent for construction loans in Virginia.


         Firstmark and all of its subsidiaries are collectively hereinafter referred to as the "Company'.

         D.       Employees

         The Company and its subsidiaries have 148 total employees, of which 13 are part-time, as of June 30, 1996. The Company believes that its relations with its employees are good.

         E.       Significant Customers

         The Company did not receive more than 10% of its business or revenues from any single customer.

         F.       Competition

         The title insurance business is very competitive. Competition is based primarily on price, service, and expertise. Competition within the title insurance industry has increased as new local and regional title insurance operations as well as national companies are vying for market share. Title insurance underwriters also compete for agents on the basis of service and commission levels.

         The financial services industry is highly competitive. Everyone from bankers to securities brokers is marketing financial services. In recent years, competition has intensified as more people have entered the industry. Stock brokers have expanded into financial planning, banks are now buying out brokerage firms, insurance companies are doing the same, and all of them are calling themselves financial advisors. The Company feels, however, that it has developed an ability to identify and penetrate niche markets. In the venture capital area, the Company targets firms that are too small for the large firms to work with and too large for the smaller firms to service. This market is particularly  appealing  to a  company  the  Company's  size.  In the  financial consulting area, the Company has assembled a team of specialists with diversified backgrounds in investments, law and accounting. This specialist approach provides our individual and corporate clients with objective personalized service.

         G.       Insured Risk and Loss Reserves

         The insured risk or "face amount" of insurance under a title insurance policy is generally equal to either the purchase price of the property or the amount of the loan secured by the property. The insurer is also responsible for the cost of defending claims against the insured title. The insurer's actual exposure at any time is significantly less than the total face amount of policies in force because the risk on an owner's policy is often reduced over time as a result of subsequent transfers of the property and the reissuance of title insurance by other title insurance underwriters, and the coverage of the lender's policy is reduced and eventually terminated as a result of payment of the mortgage loan. Because of these factors, there is no practical way to ascertain the total contingent liability of a title underwriter on outstanding policies.

         In the ordinary course of business, STIC represents and defends the interests of their insured and provides on its books for estimated losses and loss adjustment expenses. In recent years, the cost of defending policy claims has increased. Title insurers are also sometimes subject to claims arising outside the insurance contract, such as for alleged negligence in search, examination or closing, alleged improper claims handling and alleged bad faith. The damages alleged in such claims may often exceed the stated liability limits of the policies involved.

         Liabilities for estimated losses and loss adjustment expenses are accrued when premium revenues are recognized and are based upon historical and anticipated loss experience. The resulting liability reflects discounted estimates of net costs to settle all reported claims and claims incurred but not yet reported to the company. Loss reserve calculations are based on annual reviews of the actual paid claims experience. Reserves for losses incurred but not reported (IBNR) are estimated based on the use of actuarial methods.

         H.       Regulation

         The title insurance businesses, in common with those of other insurance companies, are subject to comprehensive, detailed regulation in the jurisdictions in which they do business. Such regulation is primarily for the protection of policyholders rather than for the benefit of investors. Although their scope varies from place to place, insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the conduct of the insurance business. These powers include the licensing of companies and agents to transact business, the imposition of monetary penalties for rules violations, varying degrees of control over premium rates, the forms of policies offered to customers, financial statements, periodic reporting, permissible investments and adherence to financial standards relating to surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

         State holding company acts also regulate changes of control in insurance holding companies and transactions and dividends between an insurance company and its parent or affiliates. Although the specific provisions vary, the holding company acts generally prohibit a person from acquiring a controlling interest in an insurer incorporated in the state promulgating the act or in any other controlling person of such insurer unless the insurance authority has approved the proposed acquisition in accordance with the applicable regulations. In many states, including Virginia, where STIC is domiciled, "control" is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by a party, although the insurance authority may find that such control in fact does or does not exist where a person owns or controls either a lesser or a greater amount of securities. The holding company acts also impose standards on certain transactions with related companies, which generally include, among other requirements, that all transactions be fair and reasonable and that certain types of transactions receive prior regulatory approval either in all instances or when certain regulatory thresholds have been exceeded.

         The Insurance Law of Virginia limits the maximum amount of dividends which may be paid without approval by the Virginia Bureau of Insurance.

         I.       Reinsurance

         STIC distributes title insurance risks through the mechanism of reinsurance. In reinsurance agreements, the reinsurer accepts that part of the risk which the primary insurer (the "ceder") decides not to retain, in consideration for a portion of the premium. The ceder, however, remains liable to the insureds for the total risk, whether or not the reinsurer meets its obligation.

         At June 30, 1996, STIC had a treaty reinsurance agreement where all single policy risk in excess of $250,000 is reinsured.


Item 2.  Description of Property

Corporate Real Estate

         The Company's executive and administrative offices, consisting of approximately 4,000 square feet, are located in a 6,000 square foot building owned by the Pinnacle Investment Group ("Pinnacle"), a group consisting of four individuals, one of whom is an officer of the Company. This facility is leased from Pinnacle under a fifteen year lease terminating on December 31, 2003. The lease is renewable and negotiable after five years. The Company owns the parcel of land where its administrative offices are located. Pinnacle, however, holds an option to purchase the land for $60,000.

         The Company also owns 5,716 square feet of land and a two-story office building containing 3,842 square feet that contains the Charlottesville, Virginia office of STIC. The building is not encumbered and is in good operating condition. The brick structure was built in 1920 and renovated in 1985.

Investment Real Estate

         Investments in real estate are made for possible development of the property or immediate re-sale. Most real estate held by the Company consists of lakefront property, but non-lakefront property is also owned. The majority of the real estate owned by the Company is either developed or undeveloped raw land. The Company has one single-family housing unit that was acquired in connection with the moving of an employee.

         The Company's real estate properties are reviewed for impairment whenever events or circumstances indicate that the carrying value of such properties may not be recoverable.


Item 3.  Legal Proceedings

         Firstmark is involved in litigation from time to time in the ordinary course of business. As of June 30, 1996, the Company was not involved in any litigation.

         On August 7, 1996, Lake Anna Development, L.C. ("Lake Anna") filed a Motion for Judgment against STIC in the Circuit Court of Louisa County in the Commonwealth of Virginia. The Motion for Judgment alleges that STIC breached a contractual obligation under a title insurance policy that contained affirmative mechanics' lien coverage when STIC denied liability under the exclusions of the title insurance policy. STIC issued the title insurance policy at issue to the lender, a federal savings bank, in connection with the development of the insured project. Lake Anna alleges that it has succeeded to the position of the lender. The Motion for Judgment seeks relief in the amount of $1,342,374.38 plus interest from May 6, 1996. STIC denies any liability to the lender and is vigorously defending the claims asserted against it.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Common Stock of the Company is traded on the Nasdaq SmallCap Market under the symbol of "FIRM".

         The following table sets forth the high and low bid information for the Common Stock on the Nasdaq SmallCap Market for each quarter within the last two fiscal years.


Fiscal Year Ended June 30,                                                                   Bid Information

                                                                                          High                 Low

1995
         1st quarter............................................................          4.625               4.50
         2nd quarter............................................................          4.75                4.625
         3rd quarter............................................................          4.75                4.625
         4th quarter............................................................          4.625               4.625

1996
         1st quarter............................................................          4.25                4.00
         2nd quarter............................................................          4.375               4.00
         3rd quarter............................................................          4.50                4.375
         4th quarter............................................................          4.375               4.094



         As of August 31, 1996, there were approximately 647 shareholders of the Common Stock.

         The Company has never declared any cash dividends, and any future payment of dividends is solely in the discretion of the Board of Directors and is dependent upon the earnings and financial condition of the Company and such other factors as the Board of Directors from time to time may deem relevant.


Item 6.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation

                              Results of Operations
                                  1996 vs. 1995

         Fiscal year 1996 was one of significant change for the Company. On June 7, 1996, the Company completed the acquisition of Southern Capital Corp., and as a result the Company's assets increased by $11.4 million or 164% and its shareholders' equity by $8.75 million or 154%. As more fully explained in Note 2 to the Consolidated Financial Statements, the assets of Southern Capital Corp. were merged into a wholly owned subsidiary of the Company in exchange for 40,000 shares of the company's Preferred Series B, cumulative, non-voting preferred stock. It is anticipated that these shares will be converted into at least 2,000,000 shares of the Common Stock. This larger balance sheet will allow the Company a broader base to build on and increase shareholders' equity.

         This increase in the assets and shareholders' equity was offset by $1.2 million of write-offs and reserves for venture capital investments and loans in several startup companies. Due to the uncertainty of these investments and loans, the Company's Board of Directors has described it as prudent to make these adjustments in the venture capital investments. The progress of these investments and the repayment of these loans will be actively managed for improvements which may allow the Company to recover these writeoffs and reserves.

         Please note that the statement of earnings as shown in the Consolidated Financial Statements only includes the consolidated results of operations for Southern Capital for the period of June 7, 1996 to June 30, 1996. It is anticipated that in the future the title insurance revenues will become the Company's major source of revenues.

         Pretax earnings decreased $1.5 million or 200% from 1995 largely as a result of the write-offs and reserves noted above.

         Revenues increased $.3 million or 11% from 1995 mainly as a result of $.8 million in title insurance revenues which were not present in 1995. This increase was offset by a decrease in real estate and timber revenues of $.7 million or nearly 100%. There were no timber revenues in 1996 as all timber has been harvested. The real estate market continues to be sluggish. The Company continues to believe that its properties, located largely on Maine lakes, will prove to be profitable investments over the longer term. As a result of management's review of the real estate holdings, the Company added an additional $20,000 to the reserve against real estate holdings. Investment gains increased $.2 million or 50% from 1995 mainly as a result of the Intercel stock distribution. Please see Note 3 to the Consolidated Financial Statements for additional information on this investment.

         Expenses before write-offs of loans and investments increased $.6 million or 27% from 1995. This increase was mainly from increased employee compensation and benefits costs of $.7 million or 59% from 1995. This increase is attributed largely to the Southern Capital Corp. insurance operations as the title insurance operations is highly labor intensive.

         During fiscal 1996 the Company had to make some hard decisions concerning its venture capital, investments, but with the decisions behind the Company and with the addition of the Southern Capital Corp. companies, management is working on strategies to return to profitability.

                              Results of Operations
                                  1995 vs. 1994

         Pre-tax earnings in 1995 increased 185% to $771,895 over the $271,003 level of 1994. Total expenses, 91% of revenues in 1994, only amounted to 75% of revenues in 1995. Total 1995 revenues of $3,054,453 were slightly lower than the prior year's $3,176,950.

         Real estate and timber revenues were higher in 1995 than in 1994 due to increased harvesting from the timber tract purchased in August 1993. This tract was completely harvested by June 30, 1995. The real estate market continues to be sluggish. However, in March 1994 the Company provided an additional write down of $296,000 related to its real estate holdings. The Company continues to believe its properties, located largely on Maine lakes, will prove to be profitable investments over the longer term.

         Commissions and fees went from $1,562,684 in 1994 to $1,665,078 in 1995. The 6.55% increase resulted both from increased consulting fees as well as additional revenues generated at the Firstmark Prime Securities division of Firstmark Investment Corp. in Portland, Maine. The property and equipment of Prime Securities were acquired and its employees were hired in April 1994; therefore, fiscal year 1995 was the first year which included a full year's worth of revenues.

         Gains on securities, $443,134, were significantly higher than in the prior year. Over $200,000 of these gains were due to the implementation of a trading program at Firstmark Prime Securities. In addition, the parent company changed its method of accounting for investments in equity securities and accordingly reported an unrealized gain of approximately $176,000 on trading securities.

         Interest and dividend income was up over 10% from last year due to improved interest rates earned on cash investments. The increase was partially offset because of paydowns on loans receivable.

         Commissions and fees expense decreased to $916,227 in 1995 from $1,072,464 in 1994, despite an increase in related revenues. The decrease resulted primarily because some commissioned representatives became employees in January 1994 and received lower commission percentages. In addition, certain fee income was generated for which no commissions were paid.

         The cost of real estate and timber revenues was 47% lower than in the prior year. One reason for the decrease was the $296,000 write down, discussed above, that occurred last year. There was no comparable write down in 1995. In addition, there were fewer real estate sales in 1995 than in 1994.

         General and administrative expenses increased slightly to $763,160 from $718,901. Depreciation and amortization were $26,000 higher than in the prior year. These increases were largely due to the cost associated with the new trading office in Portland and the acquisition of a client list from a former financial advisor.

         Interest expense, $87,476 in 1995, was almost 40% lower than in the prior year. The decrease resulted because $675,000 of short term borrowing obtained to finance the timberland purchase, outstanding for most of fiscal year 1994, were paid off. In addition, the Company's long term debt has been reduced from $1,147,500 at June 30, 1994 to $1,035,000 at June 30, 1995.

         Overall, Firstmark increased its profitability over 1994 because both financial services and real estate operations improved. The financial services improvement resulted from gains on trading securities and increased net commissions and fees offset by the one time gain on Unity Telephone in 1994. The real estate operations improvement resulted from higher profitability on its timber cutting operation and the one time write down of real estate in 1994.

                Liquidity and Capital Resources at June 30, 1996

         The Company's cash level is at $1,600,000 at June 30, 1996. The Company continues to focus on maintaining and in fact increasing it liquidity by converting real estate and other nonliquid investments to cash in a timely manner so that it can meet its obligations when due. The Company has the following obligations coming due in fiscal year 1997:

         Convertible notes issued April, 1992 due April, 1997  1,035,000
         Advance from shareholder due January, 1997              100,000
         Bank line of credit due April, 1997                     400,000

         Reference is made to the "Regulation" section of Part I concerning payments of dividends from the title insurance companies.

         Due to the nature of its operations, the Company does not expect to incur significant environmental costs. Its capital resources are not expected to be affected significantly by the current accounting pronouncements regarding accounting for impairment of loans and accounting for investments in debt and equity securities and derivatives.


Item 7.  Financial Statements

         The following list is the index to Consolidated Financial Statements, attached hereto as Exhibit 99a:

                                                                                                               Page

Report of Independent Certified Public Accountant..................................................................

Financial Statements

         Consolidated Balance Sheets, June 30, 1996 and 1995......................................................2

         Consolidated Statement of Earnings, Years Ended June 30, 1996 and 1995...................................3

         Consolidated Statements of Stockholder's Equity Years Ended June 30, 1996 and 1995.......................4

         Consolidated Statement of Cash Flows, Years Ended June 30, 1996 and 1995.................................5

         Notes to Financial Statements............................................................................7




Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure

         No changes in the Company's independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

         Directors. The business experience of the Directors of the Company fo the past five years is summarized below.

         JAMES F. VIGUE, 47, is founder of the Company and has served as President, Chairman of the Board of Directors and Chief Executive Officer since the Company's inception in March 1981. Mr. Vigue is also President and a Director of Firstmark Capital Corp., Firstmark Investment Corp., Firstmark Properties Inc., QFAN Marketing Services, Inc., and Southern Capital Acquisition Corp., all of which are subsidiaries of the Company. Mr. Vigue is a 1972 graduate of Colby College and was the first practicing Certified Financial Planner in the State of Maine. Mr. Vigue is the author of WEALTH POWER: How to Work With Your Financial Advisors to Maximize, Protect and Control Your Assets.

         ROBERT A. RICE, 41, joined the Company in January 1994 and is head of the Company's brokerage and trading operations. He has been a Director of the Company since June 1995. Mr. Rice has also been Vice President of Firstmark Investment Corp. and Firstmark Capital Corp. since 1994. Mr. Rice holds a degree in Business Administration from the University of Southern Maine and has done graduate work in business at New Hampshire College. In 1983, Mr. Rice founded Prime Discount Securities, Inc., an investment broker/dealer registered with the National Association of Securities Dealers, Inc., and presently serves as its President and Chairman. In 1991, he founded Prime Securities Corp., which acts as a management company for various investments, including its wholly owned subsidiary, Prime Discount Securities, Inc. Mr. Rice is a general partner of B.R. Partners, a partnership which owns and operates commercial and residential real estate holdings in Maine. He is also a director of Sunrise Preschools, Inc.

         IVY L. GILBERT, 35, has served as Corporate Secretary and Chief Financial Officer of the Company since June 1986, Treasurer since June 1992, and a Director since June 1993. Ms. Gilbert also serves as Corporate Secretary and Treasurer for each of the Company's subsidiaries. Ms. Gilbert is a 1981 graduate of Thomas College and is also Chief Executive Officer of The Hamilton Foundation, a non-profit organization. Ms. Gilbert is the founder of Women & Investing and the publisher of a newsletter with the same name.

         H. WILLIAM COOGAN, JR., 43, has been a Director of the Company since June 1996. He has served as Chairman and Chief Executive Officer of Southern Capital Corp. since April 1995 and is currently a director and Chief Investment Officer of its subsidiary, Southern Title Insurance Corporation, and Chairman of another subsidiary, Champion Broadcasting Corporation. From June 1992 to April 1995, he was Managing Director of Libra Investment, Inc., a high-yield debt and special situation investment firm based in Los Angeles. From May 1991 to May 1992, he was a private investor. From August 1990 to April 1991, he was a Managing Director and Head of Corporate Finance at Wheat First Butcher & Singer and, from September 1982 to July 1990, was an investment banking partner of CS First Boston in New York, San Francisco and Los Angeles. Mr. Coogan received his undergraduate degree from the University of Vermont and his MBA degree from the University of Virginia. He is also a director of Wireless Financial, Inc.

         DONALD V. CRUICKSHANKS, 39, has been a Director of the Company since June 1996. He served as President of Southern Capital Corp. from 1992 through 1996, and has served as Chairman,
                                      -14-

President and Chief Executive Officer of Southern Title Insurance Corporation since 1984. He is a 1979 graduate of Randolph Macon College. Mr. Cruickshanks is also President of Southern Abstractors Corporation, Southern Title Agency Corporation, Glasgow Enterprises Corp. and Southern Title Services, Inc.

         SUSAN C. COOGAN, 42, has been a Director of the Company since June 1996. From 1992 to 1996, she was a director of Southern Capital Corp. From 1994 to 1995, she was a member and Executive Vice President of CKC Advisors and Chesapeake Capital Lending Fund, L.P., a SBIC applicant. From 1987 to 1990, she served as Executive Vice President and Chief Operating Officer of Country Wide Mortgage Investments, a real estate management trust. In 1987, Ms. Coogan joined Countrywide Credit Industries, Inc., a mortgage banking firm headquartered in Pasadena, CA. She was Senior Vice President responsible for all capital raising activities. Ms. Coogan received her undergraduate degree from Hollins College and a MBA from the Colgate Darden Graduate Business School of the University of Virginia. Ms. Coogan is currently on the Board of Directors of Regency Bancshares, a Richmond, Virginia bank holding company.

         R. BRIAN BALL, 45, has served as a Director of the Company since June 1996. Mr. Ball is a partner and a director of Williams, Mullen, Christian & Dobbins, P.C., a law firm in Richmond, Virginia.

         Executive Officers. The business experience of James F. Vigue, President and Chief Executive Officer, Robert A. Rice, Vice President of Trading, and Ivy L. Gilbert, Chief Financial Officer, Corporate Secretary and Treasurer, for the past five years is summarized above.

         Family Relationships. James F. Vigue and Ivy L. Gilbert are husband and wife, and H. William Coogan, Jr., and Susan C. Coogan are husband and wife.


Item 10. Executive Compensation

         The following table summarizes the compensation paid or accrued to the Chief Executive Officer of the Company and its other most highly paid executive officers for the last fiscal year in all capacities in which they served the Company and its subsidiaries.

                                            Summary Compensation Table

                                                                                                                   Long Term
                                                                                                                 Compensation
                                                                       Annual Compensation                          Awards

                                                                                                                  Securities
Name and                                                                                 Other Annual             Underlying
Principal Position                         Year           Salary          Bonus         Compensation(1)             Options

James F. Vigue, Chairman of                1996        $     0        $     0               205,351                 5,000
the Board, President and Chief             1995              0              0               177,241                 5,000
Executive Officer                          1994              0              0               130,663                 5,000




Ivy L. Gilbert, Chief Financial            1996              0              0               101,571                 5,000
Officer, Corporate Secretary               1995              0              0               108,392                 5,000
and Treasurer

Robert A. Rice, Vice President             1996           64,500         28,722               (2)                    5,000
of Trading                                 1995           42,016         72,193               (2)                   80,000

H. William Coogan, Jr., Chairman           1996          126,975            0                 (2)                      --
and Chief Executive Officer of SCC(3)      1995          124,375          6,250               (2)                      --
                                           1994          119,375            0                 (2)                      --

Donald V. Cruickshanks, President          1996          126,975            0                 (2)                      --
of SCC(3)                                  1995          124,375          7,979               (2)                      --
                                           1994          119,375         69,869               (2)                      --




-------

(1) As of March 28, 1996, per contract, the Chairman of the Board and the Chief Financial Officer are entitled to receive a base compensation of $120,000 per year. They are also entitled to receive commissions and fees from the Company's operating subsidiaries based solely on production. The method in which the above compensation is calculated is as follows: The Company receives a commission or fee. The above individual receives a percentage of that commission. See "Executive Compensation -- Employment Agreements."

(2) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus shown in the table.

(3) SCC merged with and into a subsidiary of the Company on June 7, 1996. See "Description of Business -- General."

         The executive officers of the Company participate in other benefit plans provided to all full-time employees of the Company who meet eligibility requirements, including group life insurance, hospitalization and major medical insurance.

         Key Man and Officers' Insurance. James F. Vigue, Ivy L. Gilbert and Robert A. Rice are key officers of the Company, and their contributions to the Company have been and will be significant factors in the Company's plans and operations. The Company presently maintains key-man life insurance policies on Mr. Vigue, Ms. Gilbert and Mr. Rice with aggregate face values of approximately $3,000,000, $500,000 and $1,000,000, respectively. In addition, the Company presently maintains a key-man life insurance policy on H. William Coogan, Jr., a Director of the Company and an officer of SCC, with an aggregate face value of approximately $3,000,000.

         Compensation of Directors. For the fiscal year ended June 30, 1996, the Company provided no compensation to its Directors for attending meetings of the Board of Directors.

         Employment Agreements. The Company and James F. Vigue, Chief Executive Officer and President, are parties to an employment agreement for a term commencing March 28, 1996, and terminating March 30, 1999, with automatic renewals at the expiration date for regular periods of one year, which agreement provides for his employment with the Company. Under the agreement, Mr. Vigue is entitled to base compensation of $120,000 per year. Mr. Vigue is entitled to additional compensation based on any fees or commissions that he may generate, as calculated by a July 1, 1995 resolution of the Board of Directors. The agreement will continue to renew for successive terms of one year each if it is not expressly terminated by Mr. Vigue or the Company. If, during the term of the agreement, the Company terminates the agreement, Mr. Vigue will be entitled to compensation for the remainder of the contract.

         The Company and Ivy L. Gilbert, Chief Financial Officer, Secretary and Treasurer, are parties to an employment agreement for a term commencing March
28, 1996, and terminating March 30, 1999,with automatic renewals at the expiration date for regular periods of one year, which agreement provides for her employment with the Company. Under the agreement, Ms. Gilbert is entitled to base compensation of $120,000 per year. Ms. Gilbert is entitled to additional compensation based on any fees or commissions that she may generate. The agreement will continue to renew for successive terms of one year each if it is not expressly terminated by Ms. Gilbert or the Company. If, during the term of the agreement, the Company terminates the agreement, Ms. Gilbert will be entitled to compensation for the remainder of the contract.

         STIC and H. William Coogan, Jr., a Director of the Company, are parties to an employment agreement for a term commencing August 15, 1992, and terminating August 15, 1997. The agreement provides for his employment as Chairman of the Board of Directors and Chief Investment Officer of STIC. Under the agreement, Mr. Coogan is entitled to base compensation of $115,000 per year, with an increase in compensation of $5,000 each year. Mr. Coogan may terminate his employment at any time by giving STIC 30 days' notice of such termination. The agreement will terminate upon the employee's death or disability or upon his knowing violation of criminal law or willful misconduct, as reasonably determined by STIC's board of directors.

         STIC and Donald V. Cruickshanks, a Director of the Company, are parties to an employment agreement for a term commencing August 15, 1992, and terminating August 15, 1997. The agreement provides for his employment as President and Chief Executive Officer of STIC. Under the agreement, Mr. Coogan is entitled to base compensation of $115,000 per year, with an increase in compensation of $5,000 each year. Mr. Coogan may terminate his employment at any time by giving STIC 30 days' notice of such termination. The agreement will terminate upon the employee's death or disability or upon his knowing violation of criminal law or willful misconduct, as reasonably determined by STIC's board of directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of August 31, 1996, by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all of the directors and executive officers of the Company as a group. For the purposes of the following table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Exchange Act, under which, in general, a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days. Except as otherwise indicated (i) each stockholder identified in the table possesses sole voting and investment power with respect to his shares, and (ii) the mailing address of each individual is Firstmark Corp., One Financial Place,222 Kennedy Memorial Drive, Waterville, Maine 04901.




Name                                                Common Stock       Percent

James F. Vigue                                      143,858(1)           6.7%
Chairman of the Board, President,
Chief Executive Officer and Director

Ivy L. Gilbert                                      156,624(2)           7.3%
Chief Financial Officer, Corporate
Secretary, Treasurer and Director

Robert A. Rice                                      --                   --
Vice President of Trading and Director

H. William Coogan, Jr.                              --                   --
Director

Donald V. Cruickshanks                              --                   --
Director

Susan C. Coogan                                     --                   --
Director

R. Brian Ball                                       --                   --
Director

All Directors and executive officers as a
group (7 persons)                                   194,108             9.0%


         In June 1996, SCC was merged with and into Southern Capital Acquisition Corporation, a subsidiary of the Company. As part of the merger, the shareholders of SCC received 40,000 shares of the Company's Series B, cumulative, non-voting preferred stock, par value $.20 per share. The preferred stock is not convertible by the holders, but may be converted by the Company into not less than 2,000,000 shares of the Common Stock subject to adjustment if the market price of the Common Stock is less than $4.00 per share at the time of conversion. If not converted by the Company sooner, the preferred stock begins accruing dividends after January 1, 1997 and is redeemable at the option of the holders at a price of $200 per shareafter June 30, 1998. H. William Coogan, Jr., Donald V. Cruickshanks and Susan C. Coogan, Directors of the Company, were shareholders of SCC and are now holders of the Company's preferred stock.

--------
  1        Includes 37,484 shares held as trustee for various trusts and 4,599 shares held by his spouse, Ivy L. Gilbert.
  2        Includes 50,250 shares held as custodian for her minor children and
101,775 shares held by her spouse, James F. Vigue.

Item 12. Certain Relationships and Related Transactions

         The Company obtains certain related party receivables and payables in the normal course of business and through advances for accommodation. In addition, the Company has certain loans receivable from related parties at terms consistent with those provided to other customers. The loans are substantially secured by real estate mortgages. Balances at June 30, 1996 are as follows:

                  Advances to Related Parties        $142,919
                  Loans to Related Parties           $124,734

         The Company's executive and administrative offices, consisting of approximately 4,000 square feet, are located in a 6,000 square foot building owned by the Pinnacle Investment Group ("Pinnacle"), a group consisting of four individuals, one of whom is an officer of the Company. This facility is leased from Pinnacle under a fifteen year lease terminating on December 31, 2003. The lease is renewable and negotiable after five years. The Company owns the parcel of land where its administrative offices are located. Pinnacle, however, holds an option to purchase the land for $60,000.

         On April 10, 1996, H. William Coogan, Jr. loaned $100,000 to the Company to be used for its general corporate purposes. The principal under the loan is due on January 1997, and the Company currently is making monthly interest payments on the loan at the rate of one percent above the prime rate.

         Williams, Mullen, Christian & Dobbins, P.C., in which a Director of the Company is a partner, provides legal services to the Company and its subsidiaries from time to time.

         For related party information, see Note 8 to the Consolidated Financial Statements.


Item 13. Exhibits, List and Reports on Form 8-K

         (a)      Exhibits.

         3a       Articles  of  Incorporation,   as  amended,   incorporated  by
                  reference to the  Company's  Annual  Report on Form 10-KSB for
                  the fiscal year ended June 30, 1994.
         3b       Bylaws, as amended, incorporated by reference to the Company's
                  Annual  Report on Form  10-KSB for the fiscal  year ended June
                  30, 1994.
         4a       Stock Certificate,  incorporated by reference to the Company's
                  Annual  Report on Form  10-KSB for the fiscal  year ended June
                  30, 1994.
         4b       Convertible notes,  incorporated by reference to the Company's
                  Annual  Report on Form  10-KSB for the fiscal  year ended June
                  30, 1994.
         4c       Preferred "A" stock certificate,  incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
         4d       Preferred "A" stock warrant,  incorporated by reference to the
                  Company's  Annual  Report on Form  10-KSB for the fiscal  year ended June 30, 1994.
         4e       Preferred "B" stock certificate.
         11a      Lease,  incorporated  by  reference  to the  Company's  Annual
                  Report on Form 10-KSB for the fiscal year ended June 30, 1994.

         99a      Consolidated Financial Statements.

         (b)      Reports on Form 8-K.

         On June 12, 1996, the Company filed a Current Report on Form 8-K reporting the merger of Southern Capital Corp., a Virginia corporation, into Southern Capital Acquisition Corp., a Virginia corporation and wholly-owned subsidiary of the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIRSTMARK CORP.



Date:  September 30, 1996                 By:  /s/ James F. Vigue
                                             --------------------
                                           James F. Vigue
                                           President, Chairman of the Board and
                                           Chief Executive Officer

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Signature                                       Title                                   Date



           /s/ James F. Vigue              President, Chairman of the Board,                     September 30, 1996
---------------------------------------
            James F. Vigue                 Chief Executive Officer and Director
                                           (Principal Executive Officer)


           ./s/ Ivy L. Gilbert             Chief Financial Officer, Corporate                    September 30, 1996
----------------------------------------
             Ivy L. Gilbert                Secretary, Treasurer and Director
                                           (Principal Financial and Accounting
                                           Officer)

                                           Vice President of Trading and                         September 30, 1996
----------------------------------------
             Robert A. Rice                Director



       /s/ H. William Coogan, Jr.          Director                                              September 30, 1996
----------------------------------------
         H. William Coogan, Jr.



       /s/ Donald V. Cruickshanks          Director                                              September 30, 1996
----------------------------------------
         Donald V. Cruickshanks


       /s/ Susan C. Coogan
----------------------------------------   Director                                              September 30, 1996
             Susan C. Coogan



----------------------------------------   Director                                              September 30, 1996
             R. Brian Ball

