Form 10KSB/A
period 1996-06-30
FIRSTMARK CORP /ME/
filed 1996-10-04
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                               AMENDMENT NO. 1 TO
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


         STIC and Donald V. Cruickshanks, a Director of the Company, are parties to an employment agreement for a term commencing August 15, 1992, and terminating August 15, 1997. The agreement provides for his employment as President and Chief Executive Officer of STIC. Under the agreement, Mr. Cruickshanks is entitled to base compensation of $115,000 per year, with an increase in compensation of $5,000 each year. Mr. Cruickshanks may terminate his employment at any time by giving STIC 30 days' notice of such termination.



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

         On April 10, 1996, H. William Coogan, Jr. loaned $100,000 to Glascow Enterprises Corp. ("Glascow") to be used for its general corporate purposes. The principal under the loan is due on January 1997, and Glascow currently is making monthly interest payments on the loan at the rate of one percent above the prime rate.


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

                                 FIRSTMARK CORP.



Date:  October 4, 1996                    By:  /s/ James F. Vigue
                                             --------------------
                                           James F. Vigue
                                           President, Chairman of the Board and
                                           Chief Executive Officer

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Signature                                       Title                                   Date



           /s/ James F. Vigue              President, Chairman of the Board,                     October 4, 1996
---------------------------------------
            James F. Vigue                 Chief Executive Officer and Director
                                           (Principal Executive Officer)


           ./s/ Ivy L. Gilbert             Chief Financial Officer, Corporate                    October 4, 1996
----------------------------------------
             Ivy L. Gilbert                Secretary, Treasurer and Director
                                           (Principal Financial and Accounting
                                           Officer)

                                           Vice President of Trading and
----------------------------------------
             Robert A. Rice                Director



                                           Director
----------------------------------------
         H. William Coogan, Jr.



       /s/ Donald V. Cruickshanks          Director                                              October 4, 1996
----------------------------------------
         Donald V. Cruickshanks


       /s/ Susan C. Coogan
----------------------------------------   Director                                              October 4, 1996
             Susan C. Coogan



----------------------------------------   Director
             R. Brian Ball