Form 10QSB
period 1996-09-30
FIRSTMARK CORP /ME/
filed 1996-11-14
CIK 820588

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1996

Commission File Number: 0-20806

                                 FIRSTMARK CORP.

             (Exact name of registrant as specified in its charter)


Maine                                                 01-0389195
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


222 Kennedy Memorial Drive, Waterville, ME            04901
(Address of principle executive offices)              (Zip Code)


Registrant's telephone number, including area code    (207) 873-6362


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at September 30, 1996
--------------------------------------------------------------------------------
 Common stock, $.20 par value                              2,068,990

                        FIRSTMARK CORP. AND SUBSIDIARIES

                                      INDEX
Page No.

Part I          Financial Information

         Condensed Consolidated Balance Sheet -
                September 30, 1996 and June 30, 1996                       1

         Condensed Consolidated Statement of Operations
         Three Months Ended September 30, 1996 and 1995                    2

         Condensed Consolidated Statement of Cash Flows -
         Three Months Ended September 30, 1996 and 1995                    3

         Notes to Condensed Consolidated Financial Statements              4

         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         5-6

Part II Other Information

  Item 1.  Legal Proceedings                                               7

  Item 2.  Submission of Matters to a Vote of Security
               Holders                                                     7

  Item 3.  Defaults upon Senior Securities                                 7

  Item 4.  Submission of Matters to a Vote of Security Holders             7

  Item 5.  Other Information                                               7

  Item 6.  Exhibits and Reports of Form 8-K                                7

         PART I  -  FINANCIAL INFORMATION
                        FIRSTMARK CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                       September 30,                  June 30,
                                                                              1996                      1996
                                                                         (Unaudited)                       *

Cash and cash investments                                               $  1,757,217              $  1,707,327
Accounts and Notes Receivables - trade net                                 1,085,595                 1,285,212
Accounts and Notes Receivables - related parties                             235,365                   263,051
Income taxes receivables                                                     537,263                   436,910
Marketable securities:
  Trading                                                                    348,108                   386,470
  Held for Sale                                                            1,176,239                 1,355,376
  Held to Maturity                                                         1,997,557                 2,000,536
Venture capital investments, net                                           2,174,638                 2,026,176
Real estate and other investments                                          1,628,218                 1,611,455
Title plant                                                                3,544,243                 3,544,243
Property, plant and equipment, net                                         1,096,124                 1,130,572
Excess of cost over fair value                                             1,115,221                 1,111,777
Deferred tax asset                                                           829,591                   829,591
Other assets                                                                 178,239                   263,361
                                                                           ---------                 ---------
                                                                       $  17,703,618             $  17,952,057
                                                                     = = = = = = = =            = == = = = = =


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
         Accounts payable and other liabilities                          $  348,262                 $  422,120
         Borrowed funds                                                    1,861,795                 1,885,561
         Reserve for title policy claims                                     953,691                   944,754
         Deferred tax liability                                              937,573                   931,817
                                                                           ---------                 ---------
                  Total Liabilities                                     $  4,101,321              $  4,184,252
                                                                       -------------            --------------

Stockholders' Equity
         Preferred stock,  Series A, $0.20 par value
           authorized  250,000 shares;
           issued 57,000 and 60,000 shares, respectively,
           (liquidation preference $2,280,000)                                11,400                    11,400
         Preferred stock, Series B, $0.20 par value -
           authorized 188,000 shares; issued 40,000 shares                     8,000                     8,000
         Common stock, $0.20 par value - authorized
           5,000,000 shares; issued 2,271,044 and 2,196,040
           shares, respectively                                              454,209                   454,209
         Additional paid-in capital - preferred                           10,904,889                10,904,889
         Additional paid-in capital - common                               3,393,992                 3,393,992
         Retained earnings (deficit)                                       (418,976)                 (234,852)
         Treasury stock, at cost - 201,554 and 45,770
           shares, respectively                                            (818,773)                 (818,773)
         Net unrealized gain (loss) on marketable
           equity securities held for sale                                    67,556                    48,940
                                                                            --------                  --------
                  Total Stockholders' Equity                              13,602,297                13,767,805
                                                                        ------------                ----------
                                                                      $  17,703,618               $ 17,952,057
                                                                     = = = = = = = =         = = = = = = = = =

*Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             September 30,
                                                                           1996                       1995
                                                                           -------------------------------

Revenues
         Commissions and fees                                         $  285,902                $  412,289
         Title insurance                                               2,915,185                         0
         Investment gains                                               (93,641)                   821,020
         Interest and dividends                                           91,555                    42,662
         Other revenues                                                      352                       572
                                                                           -----                     -----

           Total revenues                                              3,199,353                 1,276,543
                                                                     -----------               -----------

Expenses
         Employee compensation and benefits                            2,523,113                   336,475
         Write-offs of loans and investments                                   0                   150,000
         General and administrative expenses                             894,633                   209,561
         Interest expense                                                 31,884                    21,446
                                                                        --------                  --------

           Total expenses                                              3,449,630                   717,482
                                                                     -----------                 ---------

Earnings (losses) before income taxes                                  (250,277)                   559,061

Income tax (benefit) expense                                           (100,353)                   212,400
                                                                     -----------                 ---------

Net earnings (loss)                                                    (149,924)                   346,661

Preferred stock dividend                                                  34,200                    36,000
                                                                        --------                  --------

Net earnings (loss) available for common shares                        (184,124)                   310,661
                                                                     = = = = = =               = = = = = =
Earnings (loss) per share                                                 (.089)                       .14
                                                                     = = = = = =               = = = = = =

Weighted number of shares and
  equivalents outstanding                                              2,068,990                 2,178,952
                                                                     = = = = = =               = = = = = =


The accompanying notes are an integral part of these condensed financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                           September 30,
                                                                                    1996                  1995
                                                                                    ----                  ----


Cash flows from Operating Activities
    Net income (loss)                                                        $ (149,924)             $ 346,661
    Adjustments to reconcile net income
      to net cash provided by operating activities
         Depreciation and amortization                                            78,826                16,267
  Deferred Taxes                                                                   5,756
         Gain on InterCel                                                                            (699,865)
  Loss on sales of investments                                                    93,641
  Unrealized gains                                                              (18,616)              (78,698)
  Write-down of investments                                                                            150,000
  Net (increase) decrease in notes receivable                                     49,583             (276,996)
  Marketable securities - trading account                                         38,362               117,253
  Collections on accounts receivable                                             177,720               101,266
  Change in other assets                                                          85,122               413,379
  Decrease in payables                                                          (64,921)             (121,047)
  Increase (decrease) in income taxes payable                                                          122,400
  Increase in income taxes receivables                                         (100,353)
                                                                                --------               -------
  Net cash provided (used) by operating activities                               195,196                90,620
                                                                               ---------                ------


Cash flows from Investing Activities
  Decrease (increase) in real estate                                            (16,763)               (8,700)
     Acquisition costs                                                          (23,357)
     Additions to other investments                                            (148,462)             (200,000)
     Securities held for investments                                             125,707               111,363
     Purchase of property and equipment                                         (24,465)               (6,348)
                                                                              ----------             ---------
  Net cash used by investing activities                                         (87,340)             (103,685)
                                                                              ----------           -----------

Cash flows from Financing Activities
     Issuance (purchase) of common stock                                                                35,508
     Payments on other liabilities                                                                    (11,119)
     Preferred stock dividends                                                  (34,200)              (36,000)
  Borrowings (repayments) of debt                                               (23,766)
  Net cash provided (used) by financing activities                              (57,966)              (11,611)
                                                                              ----------            ----------

  Net change in cash and cash investments                                         49,890              (24,676)


Cash and cash investments, beginning of period                                 1,707,327             1,622,016
                                                                             -----------           -----------

Cash and cash investments, end of period                                       1,757,217             1,597,340
                                                                             -----------           -----------

Cash payments for
  Interest                                                                        31,884                21,446
  Income taxes                                                                         0                90,000
                                                                                       -              --------

                                                                                 $31,884              $111,446
                                                                             = = = = = =           = = = = = =


The accompanying notes are an integral part of these condensed financial statements

                         PART I - FINANCIAL INFORMATION

                        FIRSTMARK CORP. AND SUBSIDIARIES

                   Notes to Condensed Consolidated Statements
                                   (Unaudited)

BASIS OF PRESENTATION

1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 1996 of Firstmark Corp (the "Company"), as filed with the Securities and Exchange Commission. The June 30, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The result of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3.   Earnings Per Share

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

                        FIRSTMARK CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company is engaged in venture capital, consulting services and title insurance. The Company invests its capital in and provides bridge loans to emerging growth or startup companies, and provides financial consulting services to individuals, institutions, and corporations. In June 1996, Southern Capital Corp. was merged into Southern Capital Acquisition Corporation which was acquired by The Company. Southern Capital Corp. was engaged in venture capital investments and owned Southern Title Insurance Corporation, a title insurance underwriter. The Company's results of operations for three months ended September 30, 1996 include the results of Southern Capital Corp. while the results of operations for the three months ended September 30, 1995 does not include the results of Southern Capital Corp.

RESULTS OF OPERATIONS:
                Three months ended September 30, 1996 compared to
                     three months ended September 30, 1995.

     Total revenue during the three months ended September 30, 1996 was $3,199,353, an increase of $1,992,810, compared to total revenue of $1,276,543 during the prior comparable quarter. The inclusion of the title insurance revenues of $2,915,185 compared to none for the prior comparable quarter was the major factor causing the increase in revenues. Title Insurance fees are expected to become the largest source of revenues in the future. Interest and dividends revenue increased $48,933 to $91,555 for the quarter ended September 30, 1996 as compared to $42,662 for the comparable prior quarter. This again was a result of the addition of the Title Insurance Operations and the interest and dividends earned on the funds held to cover reserves for policyholder's. Investment gains/(losses) decreased $914,661 to a loss of $91,555 for the quarter ended
September 30, 1996 compared to a gain of $821,020 for the comparable prior quarter. This was a result of two factors. In July 1995 the Company was able to reach agreements with all the interested parties concerning shares of Intercell held in an acquisitions escrow account and was able to report a gain of $648,708 as a result of this agreement. An additional gain will be reported in March 1997 when the escrow distribution occurs. The second factor results from losses for the first quarter in the securities held for trading. This is a result of a drop in value of several stocks of micro-cap companies which did not participate in the recent stockmarket rally. Commission and fee income decreased $126,387 to $285,902 for the quarter ended September 30, 1996 as compared to $412,289 for the comparable prior quarter. This is a result of fewer venture capital deals closing during the quarter and a decrease in the level of activity in the financial planning business.

     Total operating expenses increased $2,732,148 to $3,449,630 for the quarter ended September 30, 1996 compared to operating expenses of $717,482 during the prior comparable quarter. Employees compensation and benefits increased $2,186,638 to $2,523,113 for the three months ended September 30, 1996 as compared to $336,475 for the comparable prior period. This increase is mainly a result of the Southern Capital acquisition as the title insurance operations is very labor intensive. General and administrative expenses increased $685,072 to $894,633 for the quarter ended September 30, 1996 compared to $209,561. The general and administrative expenses are above the 1995 levels because of the operations of the Title Company which were not in the 1995 comparable balances. The Title Company operates in 14 different offices and thus expenses will be higher. The writeoff of loans and investments decreased $150,000 to 0 for the quarter ended September 30, 1996 as compared to the comparable period last year. No new writeoffs were deemed necessary by management during the quarter. Interest expense increased by $10,438 from to $31,884 for the quarter ended September 30, 1996 as compared to the prior comparable quarter. This is a result of the additional borrowed funds coming as part of the Southern Capital Acquisition.

Overall income decreased by $496,585 to a loss of $149,924 for the quarter ended September 30, 1996 as compared to $346,661 income for the prior comparable quarter. This was mainly a result of the quarter ended September 30, 1995 having the Unicel gain of $699,865.

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1996

     The Company's cash level is at $1,750,000 at September 30, 1996 up $50,000 from the June 30, 1996 level. The Company continues to focus on maintaining and in fact increasing its liquidity by converting real estate and other investments to cash in a timely manner. The Company has the following obligations coming due in fiscal year 1997:

     Convertible notes issued April 1992 due April 1997        $ 1,035,000
     Advance from stockholder due January 1997                     100,000
     Bank line of credit due April 1997                            400,000

Management is currently working on extensions of the current obligations and on extending terms on an existing unused line of credit.

     Due to the nature of its operations, the Company does not expect to incur significant environmental costs. Its capital resources are not expected to be affected significantly by the current accounting pronouncements regarding accounting of loans and accounting for investments in debt and equity securities and derivatives.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No new litigation or developments related to previously reported litigation for the quarter ended September 30, 1996.

Item 2.  Changes in Securities

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports of Form 8-K

(A)  Exhibits
         NONE
(B)  Reports on Form 8-K
         A current report on Form 8-K, dated August 19, 1996, was filed on August 21, 1996 and reported Item 4 to announce a change in the Company's certifying accountant.

         An amendment to a current report on Form 8-K/A was filed on August 22, 1996 and reported an amended Item 7 to include the financial statements of Southern Capital Corp., a Virginia corporation ("SCC"). The Form 8-K/A amended a current report on Form 8-K, dated June 7, 1996, which announced the merger of SCC into Southern Capital Acquisition Corp., a Virginia corporation and wholly-owned subsidiary of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRSTMARK CORP.


                             /s/ James F. Vigue
                             --------------------------------------
                             (James F. Vigue, Chief Executive Officer, President
                              and Chairman of the Board of Directors)

Date November 14, 1996       /s/ Ivy L. Gilbert
                             --------------------------------------
                             (Ivy L. Gilbert, Treasurer)