Form 10KSB/A
period 1996-06-30
FIRSTMARK CORP /ME/
filed 1997-02-03
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                               AMENDMENT NO. 2 TO
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                       Yes __X__

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

                                TABLE OF CONTENTS


                                     PART I

                                                                                                               Page

Item 1.           Description of Business.......................................................................3

Item 2.           Description of Property.......................................................................9

Item 3.           Legal Proceedings.............................................................................9

Item 4.           Submission of Matters to a Vote of Security Holders..........................................10


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.....................................11

Item 6.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operation.....................................................................11

Item 7.           Financial Statements.........................................................................15

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.......................................................15


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons.................................16

Item 10.          Executive Compensation.......................................................................18

Item 11.          Security Ownership of Certain Beneficial Owners and Management...............................20

Item 12.          Certain Relationships and Related Transactions...............................................21

Item 13.          Exhibits, List and Reports on Form 8-K.......................................................21


         This Amendment No. 2 to the Annual Report of Firstmark Corp. (the "Company") on Form 10-KSB/A, for the fiscal year ended June 30, 1996, amends the Annual Report on Form 10-KSB filed on October 1, 1996 and Amendment No. 1 to the Annual Report on Form 10-KSB/A filed on October 4, 1996. The disclosures in this Amendment No. 2 include certain information that has been updated through January 31, 1997.


                                     PART I

Item 1.           Description of Business

General

         The Company was incorporated in Maine in January 1982. The Company has been an investment company that makes private investments in venture capital situations either in the form of pure equity investments or in the form of loans with an equity participation feature. In addition, the Company makes control investments in situations where the Company's management actually operates the business. Currently, the Company has numerous minority interest investments and one control investment in title insurance. The Company also actively trades public stocks and bonds and provides financial consulting services to a select number of individuals and institutions.

         In June 1996, Southern Capital Corp. ("SCC") was merged with and into Southern Capital Acquisition Corp. ("SCAC"), a subsidiary of the Company. As part of the merger, the shareholders of SCC received 40,000 shares of the Company's Series B, cumulative, non-voting preferred stock, par value $.20 per share. The preferred stock is not convertible by the holders, but may be converted by the Company into not less than 2,000,000 shares of the Company's common stock, par value $.20 per share (the "Common Stock"), subject to adjustment if the market price of the Common Stock is less than $4.00 per share at the time of conversion. The preferred stock began accruing dividends on January 1, 1997 and, if not converted by the Company sooner, is redeemable at the option of the holders at a price of $200 per share after June 30, 1998.

         SCC, through its subsidiary, Southern Title Insurance Corp. ("STIC"), is principally engaged in the business of issuing title insurance. SCC also reviews investment opportunities for its own account. Currently, SCC is an investor in Champion Broadcasting Corp., a small market radio acquisition company that acquires multiple stations in single markets ranked below the top 150 markets by Arbitron.

         The title insurance industry is highly sensitive to the volume of real estate transactions and to interest rate levels. The Company is not subject to environmental litigation.

Recent Developments

         Over the past several months, the Company reviewed several of its operations, which were unprofitable. Firstmark Prime Securities, located in Portland, Maine was closed in December 1996. Robert A. Rice, who had supervised the Portland operations, has resigned as an officer and director of the Company. The Board of Directors also concluded that it was unlikely that the Company could profitably conduct certain operations located in Waterville, Maine. Those operations included financial planning, investment management, estate and tax planning, insurance planning and securities brokerage. Generally, it was determined that the revenue stream from those businesses was too uncertain and uneven to justify the related operating expenses.

         In addition to reducing operating expenses, the Board of Directors also determined that it was important to improve the Company's liquidity by converting non-cash assets to cash and, if possible, extending the maturity of some or all of the Company's convertible notes, which are due on April 1, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Based on these conclusions, the Company devised a plan intended to help it achieve its short-term goals of reducing expenses and improving liquidity, consistent with its clients' interests and its contractual obligations to officers and others.

         Effective January 24, 1997, the Company transferred the stock of three subsidiaries, Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties, Inc. to Ivy L. Gilbert. These subsidiaries conducted the operations that the Company decided to discontinue. At the time of the transfers, Firstmark Capital Corp. had total assets of approximately $202,000 and net assets of approximately $102,000; Firm Investment Corp. had total assets of approximately $47,000 and net assets of approximately $47,000; and Firstmark Properties, Inc. had total assets of approximately $1,000 and net assets of approximately $1,000. When the stock of the subsidiaries was transferred to Ms. Gilbert, she resigned as an officer and employee of the Company. Ms. Gilbert has agreed to serve the Company as a consultant until July 1997. In addition to the transfer of subsidiaries, Ms. Gilbert will receive $30,000, payable over six months, for her services as a consultant and will be compensated if holders of $500,000 or more of the Company's convertible notes agree to extend the maturity of such notes.

         On January 24, 1997, James F. Vigue resigned as President and Chief Executive Officer of the Company. Mr. Vigue continues as the Chairman of the Board of Directors and a consultant to the Company. For his services as a consultant, Mr. Vigue will receive $90,000, payable over 12 months.

         As a result of these developments, the Company was released from several obligations. First, in connection with the transfer of the stock of the subsidiaries to Ms. Gilbert, Firstmark Capital Corp. has assumed the Company's obligations under the lease, dated January 1, 1993, between the Company, as tenant, and Pinnacle Investment Group, as landlord, for approximately 4,000 square feet of commercial space at the Company's principal office in Waterville, Maine. Currently, the rent under the lease, which terminates on December 31, 2003, is approximately $43,980 per year.

         In addition, in connection with their respective resignations, both Mr. Vigue and Ms. Gilbert, as officers of the Company, canceled employment agreements with the Company. Both agreements were for three-year terms that commenced on May 17, 1996, with renewals by mutual consent of the parties for successive terms of one year each. Under the agreements, Mr. Vigue and Ms. Gilbert were entitled to base compensation of $120,000 per year and additional compensation based on any fees or commissions that he or she generated as employees of the Company and its subsidiaries.

         Both Mr. Vigue and Ms. Gilbert continue to serve as directors of the Company. Donald V. Cruickshanks, President of STIC, was appointed President and Chief Executive Officer of the Company on January 24, 1997. Lewis M. Brubaker, Jr., chief financial officer of SCC, was appointed Chief Financial Officer of the Company on the same date.

Related Industry Segments

         The following description is a summary of the Company's historical operations by industry segment.

Financial Services

         The financial services subsidiaries derived their revenues from commissions and fees generated from consulting, investment banking, the creation of proprietary investment products and the marketing of investment and insurance products of other companies. In addition, the Company invests its own capital in marketable securities and other investments and makes various business and other loans.

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

Title Insurance

         The title insurance related subsidiaries derive their revenues from policy premiums and other related fees for title abstracts, binder preparations and escrow closings. Title insurance policies are issued to buyers of real property and secured real property lenders. These policies customarily insure against title defects, liens and encumbrances that are not specifically exempted in the policy. Title insurance differs from other types of insurance because it is related to past events which affect title to the property at the time of closing and not to unforeseen future events. Revenues are generated from 10 directly owned and operated offices as well as an agency network of over 100 agents. The majority of these revenues are generated in the Commonwealth of Virginia. The sales and marketing efforts of STIC are generally targeted at the residential housing market.

Subsidiaries

         The following lists the Company's subsidiaries as of January 31, 1997 and the services that they provide:

         Firstmark Corp.

                  In addition to being the parent company, the Company also invests its own capital in various real estate and venture capital projects, business loans, and other investments.

         QFAN Marketing Services, Inc.              Founded: 1984

                  This subsidiary holds certain real estate holdings of the Company.

         Southern Capital Acquisition Corp.          Founded: 1996

                  This subsidiary was established to serve as the corporation used to acquire the stock of SCC and SCC's subsidiaries. See "Description of Business -- General." In addition, this subsidiary holds certain securities holdings of the Company.

         Investors Southern Corporation             Acquired: 1996

                  Investors Southern Corporation serves as the holding company for the title insurance and related operations.

                  Subsidiaries of Investors Southern Corporation:

                  Southern Title Insurance Corporation        Acquired: 1996
                                                              (Founded in 1925)

                           This subsidiary is a title insurance underwriter.  It
                  operates through a combination of 10 direct offices and over 100 agents.

                  Southern Title Agency Corporation           Acquired: 1996

                           This subsidiary is a title  insurance  agency for two
                  of the national title insurance underwriters.

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

                  Glasgow Enterprises Corp.                   Acquired: 1996

                           This  subsidiary  is involved in title  agency  joint
                  ventures with various partners. These joint ventures and the percentage of ownership as of January 31, 1997 are as follows:
                           Southern Title of Ohio, Inc.                    75%
                           Southern Title of Ohio, Limited                 75%
                           Southern Title of the Peninsula, LLC            70%
                           Southern Title of Chesapeake, Inc.              70%
                           Southern Title of North Carolina, LLC           70%
                           Virginia First Title and Escrow LLC             70%
                           Southern Agency, LC                             70%
                           Southern Title of Roanoke, LLC                  33%
                           TBD Settlement LLC                              50%

         Southern Title Services, Inc.              Acquired: 1996

                  This company is a subsidiary of STIC and currently provides special title insurance and real estate transaction accommodation functions, such as exchanger in like kind exchanges and mechanics' lien agent for construction loans in Virginia.


         Firstmark and all of its subsidiaries are collectively hereinafter referred to as the "Company".

         The following lists three of the Company's former subsidiaries, which were transferred to Ms. Gilbert in January 1997, and the services that they provide:
         Firstmark Capital Corp.                    Acquired: June 1982

                  The Company's financial planning subsidiary offers investment management services to affiliated partnerships by serving as general partner. The subsidiary also offers investment management, financial planning, estate and tax planning, and insurance planning. The subsidiary's revenues are derived by charging fees and receiving commissions on various products. The subsidiary has been in business since 1972 and is a Federally Registered Investment Advisory firm. Firstmark Capital Corp. has four certified financial planners and seven financial advisors.

         Firm Investment Corp. (formerly Firstmark Investment Corp.)
                                                    Acquired: January 1986

                  This subsidiary also served as the Company's investment banking and consulting subsidiary. Firm Investment Corp. marketed the Company's proprietary investment products to other firms and served as advisor and manager in some cases to the Company's equity funds.

         Firstmark Properties Inc.                  Founded: 1985

                  This subsidiary offered commercial and investment real estate brokerage services primarily to the Company's own holdings. The subsidiary also advised its former parent company on real estate related acquisitions and projects. This subsidiary currently has five State of Maine Real Estate Agent licensed professionals affiliated with it.

Employees

         The Company and its subsidiaries have 120 total employees, of which 15 are part-time, as of December 31, 1996. The Company believes that its relations with its employees are good.

Significant Customers

         The Company does not receive more than 10% of its business or revenues from any single customer.

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

Reinsurance

         STIC reinsures portions of title insurance risks with unaffiliated insurance companies under traditional indemnity reinsurance agreements. In such reinsurance agreements, the reinsurer accepts that part of the risk which STIC, as the primary insurer, decides not to retain, in consideration for a portion of the premium. Generally, STIC enters into traditional reinsurance arrangements to diversify its risk and to limit its maximum loss exposure on risks that exceed STIC's policy retention limits. These limits are considered prudent by STIC's management and are well below the $3.4 million limit allowed by statute, as of December 31, 1995. STIC, however, remains liable to the insureds for the total risk, whether or not the reinsurer meets its obligation.

         As of December 31, 1996, STIC cedes all of its reinsurance liability to one carrier, Fidelity National Title Insurance Company ("Fidelity"), with whom STIC has had a treaty reinsurance agreement since October 1, 1992. Under this agreement, STIC reinsured all single policy risk in excess of $250,000 from October 1, 1992 to August 1, 1996 and has reinsured all single policy risk in excess of $300,000 since August 1, 1996. For the nine months ended September 30, 1996, STIC had ceded to Fidelity $197 million of title insurance liability, and for the years ended December 31, 1995 and 1994, STIC had ceded to Fidelity $336 million and $293 million, respectively.


Item 2.           Description of Property

Corporate Real Estate

         Prior to January 1997, the Company leased its executive and administrative offices, consisting of approximately 4,000 square feet of commercial space, from the Pinnacle Investment Group ("Pinnacle"), a group consisting of four individuals, one of whom was an officer of the Company. This facility was leased from Pinnacle under a fifteen year lease terminating on December 31, 2003. The lease was renewable and negotiable after five years. In January 1997, Firstmark Capital Corp. assumed the lease obligation. The Company owned the parcel of land where its administrative offices were located. Pinnacle, however, holds an option to purchase the land for $60,000. See "Description of Business -- Recent Developments."

         The Company owns 5,716 square feet of land and a two-story office building containing 3,842 square feet that contains the Charlottesville, Virginia office of STIC. The building is not encumbered and is in good operating condition. The brick structure was built in 1920 and renovated in 1985.

Investment Real Estate

         Investments in real estate are made for possible development of the property or immediate re-sale. Most real estate held by the Company consists of lakefront property, but non-lakefront property is also owned. The majority of the real estate owned by the Company is either developed or undeveloped raw land. In January 1997, the Company sold a single-family housing unit that was acquired in connection with the moving of an employee.

         The Company's real estate properties are reviewed for impairment whenever events or circumstances indicate that the carrying value of such properties may not be recoverable.


Item 3.           Legal Proceedings

         The Company is involved in litigation from time to time in the ordinary course of business. Except as noted below, as of December 31, 1996, the Company was not involved in any litigation outside the ordinary course of business.

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

         On November 18, 1996, C.J. Jones filed a Complaint against Champion Broadcasting Corporation ("Champion"), the Company and SCC, both of which are shareholders of Champion, and H. William Coogan, Jr., a director of all three entities, in the United States District Court for the Eastern District of Virginia, Richmond Division. The Complaint alleges counts of breach of contract, fraud and negligent misrepresentation against Champion, SCC and Mr. Coogan and a count of misappropriation against SCC and Mr. Coogan in connection with Mr. Jones's employment as Chairman and Chief Executive Officer of Champion and his subsequent termination in August 1996. For these counts, the Complaint seeks both compensatory damages in the amount of $3,277,384 and punitive damages in the amount of $10,000,000, plus interest. Mr. Jones further alleges a count of conspiracy against SCC, Mr. Coogan and the Company. For this count, the Complaint seeks punitive damages in the amount of $12,000,000, which have been trebled by statute to the amount of $36,000,000. The Company believes that the Complaint is without any merit whatsoever and is defending this action aggressively. Currently, the Company, as only an investor in Champion, is seeking immediate dismissal as a defendant in this action.


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

         The following table sets forth the high and low bid information for the Common Stock on the Nasdaq SmallCap Market for each quarter within the last two fiscal years and the first two quarters following the end of the last fiscal year.

Fiscal Year Ended June 30,                               Bid Information
--------------------------                               ---------------
                                                     High              Low
                                                     ----              ---
1995
         1st quarter                                 5.00              4.50
         2nd quarter                                 4.81              4.50
         3rd quarter                                 5.00              4.63
         4th quarter                                 4.88              4.63
1996
         1st quarter                                 4.75              3.38
         2nd quarter                                 4.50              4.00
         3rd quarter                                 4.75              4.25
         4th quarter                                 4.88              3.88
1997
         1st quarter                                 4.63              4.25
         2nd quarter                                 4.63              3.25


         As of June 30, 1996, there were approximately 647 stockholders of the Common Stock. On that date, the price for the Common Stock varied from a low of $4.63 to a high of $4.63 per share, and the last sale price was $4.63.

         As of December 31, 1996, there were approximately 647 stockholders of the Common Stock. On that date, the price for the Common Stock varied from a low of $3.50 to a high of $3.56 per share, and the last sale price was $3.50.

         The Company has never declared any cash dividends on the Common Stock, and any future payment of dividends is solely in the discretion of the Board of Directors and is dependent upon the earnings and financial condition of the Company and such other factors as the Board of Directors from time to time may deem relevant.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

                              Results of Operations
                       Year ended 1996 vs. Year ended 1995

         Fiscal year 1996 was one of significant change for the Company. On June 7, 1996, the Company completed the acquisition of SCC, and as a result the Company's assets increased $11.4 million or 164% and, if the Preferred Stock is converted into Common Stock, stockholders' equity will increase $8.75 million. As more fully explained in Note 2 to the Consolidated Financial Statements, the assets of SCC were merged into a wholly owned subsidiary of the Company in exchange for 40,000 shares of the company's Preferred Series B, cumulative, non-voting preferred stock. It is anticipated that these shares will be converted into at least 2,000,000 shares of the Common Stock. This larger balance sheet will allow the Company a broader base to build on and, assuming conversion of the Preferred Stock to Common Stock, will substantially increase stockholders' equity.

         This increase in the assets was offset by $1.2 million of write-offs and reserves for venture capital investments and loans in several startup companies. Due to the uncertainty of these investments and loans, the Company's Board of Directors has described it as prudent to make these adjustments in the venture capital investments. The progress of these investments and the repayment of these loans will be actively managed for improvements which may allow the Company to recover these write-offs and reserves.

         Please note that the statement of earnings as shown in the Consolidated Financial Statements only includes the consolidated results of operations for SCC for the period of June 7, 1996 to June 30, 1996. It is anticipated that in the future the title insurance revenues will become the Company's major source of revenues.

         Pretax earnings decreased $1.5 million or 200% from 1995 largely as a result of the write-offs and reserves noted above.

         Revenues increased $.3 million or 11% from 1995 mainly as a result of $.8 million in title insurance revenues which were not present in 1995. This increase was offset by a decrease in real estate and timber revenues of $.7 million or nearly 100%. There were no timber revenues in 1996 as all timber has been harvested. The real estate market continues to be sluggish. The Company continues to believe that its properties, located largely on Maine lakes, will prove to be profitable investments over the longer term. As a result of management's review of the real estate holdings, the Company added an additional $20,000 to the reserve against real estate holdings. Investment gains increased $.2 million or 50% from 1995 mainly as a result of the Intercel stock distribution. Please see the Note 3 to the Consolidated Financial Statements for additional information on this investment.

         Expenses before write-offs of loans and investments increased $.6 million or 27% from 1995. This increase was mainly from increased employee compensation and benefits costs of $.7 million or 59% from 1995. This increase is attributed largely to SCC's insurance operations as the title insurance operations is highly labor intensive.

         During fiscal 1996 the Company had to make some hard decisions concerning its venture capital investments. The Investment Committee of the Board of Directors, which was established subsequent to the acquisition of SCC, examined the Company's venture capital investment portfolio. After its review, the Investment Committee concluded that several such investments and one loan had experienced significant value diminution, which, together with the overall risk and uncertainties inherent in the venture capital business, prompted the Investment Committee to recommend to the Board of Directors certain adjustments in the carrying values of such investments and the creation of certain reserves against these investments. Such adjustments were made to bring the carrying values of these investments in line with management's best estimate of realizable value at fiscal year end 1996.

         Prior to fiscal 1996, venture capital was a relatively minor business for the Company, in both number of transactions and dollars invested. At the prior fiscal year end, such venture capital investments and loans totaled
$1,574,789. At June 30, 1996, such investments totaled $3,275,523 before adjustments and $2,026,176 after adjustments. These investments were made by the Company's management prior to the acquisition of SCC.

         With these decisions behind the Company and with the addition of the Southern Capital Corp. companies, management is implementing strategies to reduce operating expenses and improve liquidity. The Company conducted a review of all of its businesses. Businesses that could not produce acceptable profits, in management's opinion, have been transferred or shut down. Similarly, management is examining all assets of the Company to determine those assets that should be sold, with the proceeds to be redeployed into more profitable businesses. See "Description of Business -- Recent Developments."

         Along with the reduction of expenses, management is concentrating on returning the Company to profitability. The title insurance industry has experienced consolidation in recent years. The Company believes that this trend will continue and, through another subsidiary, STIC, is looking at opportunities for growth and expansion in this industry. The Company is interested primarily in growing through joint ventures, expanded agency operations and possible acquisition of small title insurance companies. The Company's geographical focus in the title insurance industry centers on areas with good prospects for growth, including markets in Virginia where STIC does not currently have a presence and in other states. If the Company is able to return to an acceptable level of liquidity, it will then consider other investment opportunities.

                              Results of Operations
                       Year ended 1995 vs. Year ended 1994

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

                         Liquidity and Capital Resources

         The Company's cash and cash equivalents were approximately $1,700,000 at June 30, 1996, and $1,750,000 at September 30, 1996. However, a significant portion of the cash and cash equivalents ($654,544 at June 30, 1996 and $973,157 at September 30, 1996) was held by STIC and cannot be used by the Company to meet obligations other than STIC's without obtaining regulatory permission. In addition to liquidity needed for normal operations, the Company has $1,035,000 in convertible notes that are due on April 1, 1997.

         The Company intends to satisfy its obligations through cash on hand, income tax refunds, sales of marketable securities and other assets and payments received on loans receivable. However, it is not certain that those sources of cash will be sufficient to enable the Company to satisfy its obligations as they come due. Consequently, the Company will attempt to secure other sources of credit and extend the maturity of some or all of the convertible notes due on April 1, 1997. At this time, no other sources of credit have been obtained, and none of the convertible notes has been extended.

         Reference is made to "Description of Business - Regulation" concerning payments of dividends from the title insurance companies.

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

Item 7.           Financial Statements

         The following list is the index to Consolidated Financial Statements, attached hereto as Exhibit 99a:


                                                                                                              Page
                                                                                                              ----
Independent Auditors' Report....................................................................................1

Financial Statements
         Consolidated Balance Sheets, June 30, 1996 (As Restated) and 1995......................................2

         Consolidated Statements of Earnings, Years Ended June 30, 1996 and 1995................................3

         Consolidated Statements of Stockholders' Equity, Years Ended June 30, 1996 (As Restated) and 1995......4

         Consolidated Statements of Cash Flows, Years Ended June 30, 1996 and 1995..............................5

         Notes to Consolidated Financial Statements.............................................................7


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         No changes in the Company's independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons

         Directors. The business experience of the Directors of the Company for the past five years is summarized below.

         JAMES F. VIGUE, 47, is Chairman of the Board and founder of the Company. Mr. Vigue served as President, Chairman of the Board of Directors and Chief Executive Officer of the Company from the Company's inception in March 1981 to January 24, 1997. Mr. Vigue is also President and a Director of Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties Inc., all of which were formerly subsidiaries of the Company, and, prior to his resignation from the Company, was President and a Director of QFAN Marketing Services, Inc. and Southern Capital Acquisition Corp., both of which are subsidiaries of the Company. Mr. Vigue is a 1972 graduate of Colby College and was the first practicing Certified Financial Planner in the State of Maine. Mr. Vigue is the author of WEALTH POWER: How to Work With Your Financial Advisors to Maximize, Protect and Control Your Assets.

         IVY L. GILBERT, 35, has been a Director since June 1993. Ms. Gilbert served as Corporate Secretary and Chief Financial Officer of the Company from June 1986 to January 24, 1997 and Treasurer from June 1992 to January 24, 1997. Ms. Gilbert is Corporate Secretary and Treasurer of Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties Inc., all of which were formerly subsidiaries of the Company, and, prior to her resignation from the Company, was Corporate Secretary and Treasurer of QFAN Marketing Services, Inc. and Southern Capital Acquisition Corp., both of which are subsidiaries of the Company. Ms. Gilbert is a 1981 graduate of Thomas College and is also Chief Executive Officer of The Hamilton Foundation, a non-profit organization. Ms. Gilbert is the founder of Women & Investing and the publisher of a newsletter with the same name.

         DONALD V. CRUICKSHANKS, 39, has been President and Chief Executive Officer of the Company since January 24, 1997 and has been a Director since June 1996. He served as President of Southern Capital Corp. from 1992 through 1996, and has served as President and Chief Executive Officer of Southern Title Insurance Corporation since 1984. Mr. Cruickshanks is also Chairman of Southern Title Insurance Corporation. He is a 1979 graduate of Randolph Macon College. Mr. Cruickshanks is also President of Southern Abstractors Corporation, Southern Title Agency Corporation, Glasgow Enterprises Corp. and Southern Title Services, Inc.

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

         ROBERT A. RICE, 41, was a Director of the Company from June 1994 to December 1996, at which time he also resigned as an officer of the Company. Mr. Rice had joined the Company in January 1994 and was head of the Company's brokerage and trading operations. Mr. Rice had also been Vice President of Firm Investment Corp. and Firstmark Capital Corp. since 1994. Mr. Rice holds a degree in Business Administration from the University of Southern Maine and has done graduate work in business at New Hampshire College. In 1983, Mr. Rice founded Prime Discount Securities, Inc., an investment broker/dealer registered with the National Association of Securities Dealers, Inc., and presently serves as its President and Chairman. In 1991, he founded Prime Securities Corp., which acts as a management company for various investments, including its wholly owned subsidiary, Prime Discount Securities, Inc. Mr. Rice is a general partner of B.R. Partners, a partnership which owns and operates commercial and residential real estate holdings in Maine. He is also a director of Sunrise Preschools, Inc.

         Executive Officers. The business experience of James F. Vigue, Robert A. Rice, and Ivy L. Gilbert, executive officers of the Company as of June 30, 1996, for the past five years is summarized above. The business experience of Donald V. Cruickshanks, the current President and Chief Executive Officer, for the past five years is summarized above. The business experience of the remaining executive officer for the past five years is summarized below:

         LEWIS M. BRUBAKER, JR., 38, has been Chief Financial Officer of the Company since January 24, 1997. He has served as Vice President of Southern Capital Corp. since 1992. He has been Vice President and Controller of Southern Title Insurance Corporation since 1987 and Senior Vice President and Treasurer since 1996. Mr. Brubaker is a 1980 graduate of Virginia Polytechnic Institute.

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

                           Summary Compensation Table

                                                                                                     Long Term
                                                                                                   Compensation
                                                               Annual Compensation                    Awards
                                                                                                    Securities
Name and                                                                      Other Annual          Underlying
Principal Position                       Year        Salary      Bonus      Compensation(1)           Options (2)
------------------                       ----        ------      -----      ---------------           ----------
James F. Vigue, Chairman of the          1996      $   0          $0            205,351                5,000
Board  (formerly President and           1995          0           0            177,241                5,000
Chief Executive Officer)                 1994          0           0            130,663                5,000

Ivy L. Gilbert  (formerly Chief          1996          0           0            101,571                5,000
Financial Officer, Corporate             1995          0           0            108,392                5,000
Secretary and Treasurer)

Robert A. Rice  (formerly Vice           1996        64,500     28,722            (3)                  5,000
President of Trading)                    1995        42,016     72,193            (3)                  80,000

H. William Coogan, Jr., Chairman         1996       126,975        0              (3)                    -
and Chief Executive Officer of SCC       1995       124,375      6,250            (3)                    -
(4)                                      1994       119,375        0              (3)                    -

Donald V. Cruickshanks, President        1996       126,975        0              (3)                    -
of SCC (4)                               1995       124,375      7,979            (3)                    -
                                         1994       119,375     69,869            (3)                    -

-------

(1) As of March 28, 1996, per contract, the Chairman of the Board and the Chief Financial Officer were entitled to receive a base compensation of $120,000 per year. They were also entitled to receive commissions and fees from the Company's operating subsidiaries based solely on production. The method in which the above compensation is calculated is as follows: The Company receives a commission or fee. The above individual receives a percentage of that commission. These employment agreements were terminated on January 24, 1997. See "Description of Business -- Recent Developments."

(2) The options listed in the table had not been presented to the Company's stockholders for their approval and were subsequently terminated in connection with the respective resignations of Mr. Vigue, Ms. Gilbert, and Mr. Rice as employees and officers of the Company.

(3) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus shown in the table.

(4) SCC merged with and into a subsidiary of the Company on June 7, 1996. See "Description of Business -- General."


         The executive officers of the Company participate in other benefit plans provided to all full-time employees of the Company who meet eligibility requirements, including group life insurance, hospitalization and major medical insurance.

         Key Man and Officers' Insurance. James F. Vigue, Ivy L. Gilbert and Robert A. Rice were formerly key officers of the Company, and their contributions to the Company had been significant factors in the Company's plans and operations. Prior to their respective resignations from the Company, the Company maintained key-man life insurance policies on Mr. Vigue, Ms. Gilbert and Mr. Rice with aggregate face values of approximately $3,000,000, $500,000 and $1,000,000, respectively. In addition, the Company presently maintains a key-man life insurance policy on H. William Coogan, Jr., a Director of the Company and an officer of SCC, with an aggregate face value of approximately $3,000,000.

         Compensation of Directors. For the fiscal year ended June 30, 1996, the Company provided no compensation to its Directors for attending meetings of the Board of Directors.

         Employment Agreements. The Company and James F. Vigue, former Chief Executive Officer and President, were parties to an employment agreement for a three-year term commencing May 17, 1996, with renewals by mutual consent of the parties for successive terms of one year each, which agreement provided for his employment with the Company. Under the agreement, Mr. Vigue was entitled to base compensation of $120,000 per year. Mr. Vigue was entitled to additional compensation based on any fees or commissions that he generated, as calculated by a July 1, 1995 resolution of the Board of Directors. If, during the term of the agreement, the Company terminated the agreement, Mr. Vigue would have been entitled to compensation for the remainder of the contract. Mr. Vigue terminated this employment agreement when he resigned from the Company on January 24, 1997. See "Description of Business -- Recent Developments."

         The Company and Ivy L. Gilbert, former Chief Financial Officer, Secretary and Treasurer, were parties to an employment agreement for a three-year term commencing May 17, 1996, with renewals by mutual consent of the parties for successive terms of one year each, which agreement provided for her employment with the Company. Under the agreement, Ms. Gilbert was entitled to base compensation of $120,000 per year. Ms. Gilbert was entitled to additional compensation based on any fees or commissions that she generated. If, during the term of the agreement, the Company terminated the agreement, Ms. Gilbert would have been entitled to compensation for the remainder of the contract. Ms. Gilbert terminated this employment agreement when she resigned from the Company on January 24, 1997. See "Description of Business -- Recent Developments."

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

         STIC and Donald V. Cruickshanks, the current President and Chief Executive Officer and a Director of the Company, are parties to an employment agreement for a term commencing August 15, 1992, and terminating August 15,

1997. The agreement provides for his employment as President and Chief Executive Officer of STIC. Under the agreement, Mr. Cruickshanks is entitled to base compensation of $115,000 per year, with an increase in compensation of $5,000 each year. Mr. Cruickshanks may terminate his employment at any time by giving STIC 30 days' notice of such termination.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 1996 by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all of the directors and executive officers of the Company as a group. For the purposes of the following table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Exchange Act, under which, in general, a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days. Except as otherwise indicated (i) each stockholder identified in the table possesses sole voting and investment power with respect to his shares, and (ii) the mailing address of each individual is Firstmark Corp., One Financial Place, 222 Kennedy Memorial Drive, Waterville, Maine 04901.


Name                                                          Common Stock               Percent
----                                                          ------------               -------
Donald V. Cruickshanks                                                  --                    --
President, Chief Executive Officer and Director

Lewis M. Brubaker, Jr.                                                  --                    --
Chief Financial Officer

James F. Vigue                                                     110,986 1                5.4%
Chairman of the Board

Ivy L. Gilbert                                                     161,511 2                7.8%
Director

H. William Coogan, Jr.                                                  --                    --
Director

Susan C. Coogan                                                         --                    --
Director

R. Brian Ball                                                           --                    --
Director

All Directors and executive officers as a group
(7 persons)                                                        161,511                  7.8%



1     Includes 4,324 shares held by his spouse, Ivy L.  Gilbert.

2 Includes 50,525 shares held as custodian for her minor children and 106,662 shares held by her spouse, James F. Vigue.

         In June 1996, Southern Capital Corp. ("SCC") was merged with and into Southern Capital Acquisition Corporation, a subsidiary of the Company. As part of the merger, the shareholders of SCC received 40,000 shares of the Company's Series B, cumulative, non-voting preferred stock, par value $.20 per share. The preferred stock is not convertible by the holders, but may be converted by the Company into not less than 2,000,000 shares of the Common Stock, subject to adjustment if the market price of the Common Stock is less than $4.00 per share at the time of conversion. The preferred stock began accruing dividends on January 1, 1997 and, if not converted by the Company sooner, is redeemable at the option of the holders at a price of $200 per share after June 30, 1998. H. William Coogan, Jr., Donald V. Cruickshanks and Susan C. Coogan, Directors of the Company, were shareholders of SCC and are now holders of the Company's preferred stock.


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


         Prior to January 1997, the Company leased its executive and administrative offices, consisting of approximately 4,000 square feet of commercial space, from the Pinnacle Investment Group ("Pinnacle"), a group consisting of four individuals, one of whom was an officer of the Company. This facility was leased from Pinnacle under a fifteen year lease terminating on December 31, 2003. The lease was renewable and negotiable after five years. In January 1997, Firstmark Capital Corp. assumed the lease obligation. The Company owned the parcel of land where its administrative offices were located. Pinnacle, however, holds an option to purchase the land for $60,000. See "Description of Business -- Recent Developments."

         On April 10, 1996, H. William Coogan, Jr. loaned $100,000 to Glasgow Enterprises Corp. ("Glasgow") to be used for its general corporate purposes. Glasgow paid off the loan in December 1996.

         Williams, Mullen, Christian & Dobbins, P.C., in which a Director of the
Company  is  a  partner,   provides  legal  services  to  the  Company  and  its
subsidiaries from time to time.

         For related party information, see Note 8 to the Consolidated Financial Statements.


Item 13. Exhibits, List and Reports on Form 8-K

         (a)      Exhibits.

         3a Articles of Incorporation, as amended, incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
         3b Bylaws, as amended, incorporated by reference to the ompany's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.
         4a Stock Certificate, incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

         4b       Convertible  notes,   incorporated  by  reference  to  the
                  Company's  Annual  Report on Form  10-KSB for the fiscal  year ended  June 30,  1994.
         4c       Preferred "A" stock certificate, incorporated by reference to the  Company's  Annual Report on Form  10-KSB for the  fiscal year  ended  June 30,  1994.
         4d       Preferred "A" stock warrant,  incorporated by reference to the
                  Company's  Annual  Report on Form  10-KSB for the fiscal  year ended June 30, 1994.
       * 4e       Preferred "B" stock  certificate.
         11a      Lease,  incorporated  by  reference  to the  Company's  Annual
                  Report on Form 10-KSB for the fiscal year ended June 30, 1994.
         99a      Consolidated Financial Statements.
-------

*    Filed previously.

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

                                     FIRSTMARK CORP.



Date:  February 3, 1997             By:   /s/ Donald V. Cruickshanks
                                          -------------------------------------
                                          Donald V. Cruickshanks
                                          President and Chief Executive Officer

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Signature                          Title                                           Date



 /s/ Donald V. Cruickshanks               President, Chief Executive Officer and             February 3, 1997
 -------------------------------------
         Donald V. Cruickshanks           Director
                                          (Principal Executive Officer)
 /s/ Lewis M. Brubaker, Jr.
 -------------------------------------    Chief Financial Officer                            February 3, 1997
         Lewis M. Brubaker, Jr.           (Principal Financial and Accounting Officer)


  /s/ James F. Vigue                      Chairman of the Board                              February 3, 1997
 -------------------------------------
             James F. Vigue

 /s/ Ivy L. Gilbert
 -------------------------------------    Director                                           February 3, 1997
             Ivy L. Gilbert

 /s/ H. William Coogan, Jr.
 -------------------------------------    Director                                           February 3, 1997
         H. William Coogan, Jr.


 -------------------------------------    Director                                           February __, 1997
             Susan C. Coogan


 -------------------------------------   Director                                            February __, 1997
              R. Brian Ball
