Form 10QSB/A
period 1996-09-30
FIRSTMARK CORP /ME/
filed 1997-02-10
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                               AMENDMENT NO. 1 TO
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1996

                         Commission File Number: 0-20806

                                 FIRSTMARK CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)


                 Maine                                   01-0389195
      (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

                           222 Kennedy Memorial Drive
                             Waterville, Maine 04901
                    (Address of Principle Executive Offices)

                                 (207) 873-6362
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes __X__ No _____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          2,080,634 shares of common stock, par value $0.20 per share, outstanding as of September 30, 1996

FIRSTMARK CORP.


TABLE OF CONTENTS

===============================================================================

                                                                        Page No.
                                                                        --------

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet
         September 30, 1996 and June 30, 1996 ...........................    3

         Condensed Consolidated Statement of Operations
         Three Months Ended September 30, 1996 and 1995 .................    5

         Condensed Consolidated Statement of Cash Flows
         Three Months Ended September 30, 1996 and 1995 .................    6

         Notes to Condensed Consolidated Financial Statements ...........    8

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation ..............................   10


Part II  Other Information

         Item 1.  Legal Proceedings .....................................   13

         Item 2.  Change in Securities ..................................   13

         Item 3.  Defaults Upon Senior Securities .......................   13

         Item 4.  Submission of Matters to a Vote of Security Holders....   13

         Item 5.  Other Information .....................................   13

         Item 6.  Exhibits and Reports on Form 8-K ......................   13

                         PART I -- FINANCIAL INFORMATION


FIRSTMARK CORP.

Condensed Consolidated Balance Sheets

===============================================================================

ASSETS

                                              September 30, 1996  June 30, 1996
                                                  (Unaudited)         *

Cash and cash investments                          $ 1,757,217   $ 1,707,327
Accounts and Notes Receivables - trade, net          1,085,595     1,285,212
Accounts and Notes Receivables - related parties       235,365       263,051
Income taxes receivables                               537,263       436,910
Marketable securities:
     Trading                                           348,108        86,470
     Held for Sale                                   1,176,239     1,355,376
     Held to Maturity                                1,997,557     2,000,536
Venture capital investments, net                     2,174,638     2,026,176
Real estate and other investments                    1,628,218     1,611,455
Title plant                                          3,544,243     3,544,243
Property, plant and equipment, net                   1,096,124     1,130,572
Excess of cost over fair value                       1,115,221     1,111,777
Deferred tax asset                                     829,591       829,591
Other assets                                           178,239       263,361
                                                   -----------   -----------
                                                   $17,703,618   $17,952,057
                                                   ===========   ===========

FIRSTMARK CORP.

Condensed Consolidated Balance Sheets

===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        September 30, 1996   June 30, 1996
                                                        ------------------   -------------
                                                            (Unaudited)             *

Liabilities
     Accounts payable and other liabilities                 $    348,262    $    422,120
     Borrowed funds                                            1,861,795       1,885,561
     Reserve for title policy claims                             953,691         944,754
     Deferred tax liability                                      937,573         931,817
                                                            ------------    ------------
         Total Liabilities                                  $  4,101,321    $  4,184,252
                                                            ============    ============

Redeemable Preferred stock, Series B, $0.20 par value
         authorized 188,000 shares;issued 40,000 shares
         (liquidation preference $8,000,000)                   8,750,000       8,750,000

Stockholders' Equity
     Preferred stock, Series A, $0.20 par value -
         authorized 250,000 shares; issued 57,000 and
         60,000 shares, respectively,
         (liquidation preference $2,280,000)                      11,400          11,400
     Common stock, $0.20 par value - authorized
         5,000,000 shares; issued 2,271,044 and 2,196,040
         shares, respectively                                    454,209         454,209
     Additional paid-in capital - preferred                    2,162,889       2,162,889
     Additional paid-in capital - common                       3,393,992       3,393,992
     Retained earnings (deficit)                                (418,976)       (234,852)
     Treasury stock, at cost - 201,554 and 45,770
         shares, respectively                                   (818,773)       (818,773)
     Net unrealized gain (loss) on marketable
         equity securities held for sale                          67,556          48,940
                                                            ------------    ------------
              Total Stockholders' Equity                      13,602,297      13,767,805
                                                            ------------    ------------
                                                            $ 17,703,618    $ 17,952,057
                                                            ============    ============


*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP.

Condensed Consolidated Statements of Operations (Unaudited)

===============================================================================

                                                       Three Months Ended
                                                          September 30,
                                                          -------------
                                                      1996           1995
                                                      ----           ----

Revenues
     Commissions and fees                         $   285,902    $  412,289
     Title insurance                                2,915,185             0
     Investment gains                                 (93,641)      821,020
     Interest and dividends                            91,555        42,662
     Other revenues                                       352           572
                                                  -----------    ----------

         Total revenues                             3,199,353     1,276,543
                                                  ===========    ==========

Expenses
     Employee compensation and benefits             2,523,113       336,475
     Write-offs of loans and investments                    0       150,000
     General and administrative expenses              894,633       209,561
     Interest expense                                  31,884        21,446
                                                  -----------    ----------

         Total expenses                             3,449,630       717,482
                                                  ===========    ==========

Earnings (losses) before income taxes                (250,277)      559,061

Income tax (benefit) expense                         (100,353)      212,400
                                                  -----------    ----------

Net earnings (loss)                                  (149,924)      346,661

Preferred stock dividend                               34,200        36,000
                                                  -----------    ----------

Net earnings (loss) available for common shares      (184,124)      310,661
                                                  ===========    ==========

Earnings (loss) per share                               (.089)          .14
                                                  ===========    ==========


Weighted number of shares and
     equivalents outstanding                        2,068,990     2,178,952
                                                  ===========    ==========


The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP.

Condensed Consolidated Statements of Operations (Unaudited)

===============================================================================

                                                           Three Months Ended
                                                              September 30,
                                                              -------------
                                                           1996         1995
                                                           ----         ----

Cash flows from Operating Activities
     Net income (loss)                                  $(149,924)   $ 346,661
     Adjustments to reconcile net income
         to net cash provided by operating activities
              Depreciation and amortization                78,826       16,267
     Deferred Taxes                                         5,756           --
     Gain on InterCel                                          --     (699,865)
     Loss on sales of investments                          93,641           --
     Unrealized gains                                     (18,616)     (78,698)
     Write-down of investments                                 --      150,000
     Net (increase) decrease in notes receivable           49,583     (276,996)
     Marketable securities - trading account                   --      117,253
     Collections on accounts receivable                   177,720      101,266
     Change in other assets                                85,122      413,379
     Decrease in payables                                 (64,921)    (121,047)
     Increase (decrease) in income taxes payable               --      122,400
     Increase in income taxes receivables                (100,353)          --
     Other                                                 37,232           --
                                                        ---------    ---------
     Net cash provided (used) by operating activities     194,066       90,620
                                                        =========    =========


Cash flows from Investing Activities
     Decrease (increase) in real estate                   (16,763)      (8,700)
         Acquisition costs                                (23,357)          --
         Additions to other investments                  (148,462)    (200,000)
         Securities held for investments                  126,837      111,363
         Purchase of property and equipment               (24,465)      (6,348)
                                                        ---------    ---------
     Net cash used by investing activities                (86,210)    (103,685)
                                                        =========    =========

     (continued . . .)

FIRSTMARK CORP.

Condensed Consolidated Statements of Operations (Unaudited)
(continued)

===============================================================================

                                                          Three Months Ended
                                                             September 30,
                                                             -------------
                                                         1996            1995
                                                         ----            ----

Cash flows from Financing Activities
     Issuance (purchase) of common stock                       --       35,508
     Payments on other liabilities                             --      (11,119)
     Preferred stock dividends                            (34,200)     (36,000)
     Borrowings (repayments) of debt                      (23,766)          --
                                                        ---------    ---------
     Net cash provided (used) by financing activities     (57,966)     (11,611)
                                                        =========    =========

     Net change in cash and cash investments               49,890      (24,676)

Cash and cash investments, beginning of period          1,707,327    1,622,016
                                                        ---------    ---------

Cash and cash investments, end of period                1,757,217    1,597,340
                                                        ---------    ---------

Cash payments for
     Interest                                              31,884       21,446
     Income taxes                                               0       90,000
                                                        ---------    ---------
                                                        $  31,884    $ 111,446
                                                        =========    =========


The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

===============================================================================


BASIS OF PRESENTATION

1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 1996 of Firstmark Corp. (the "Company"), as amended, as filed with the Securities and Exchange Commission. The June 30, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

FIRSTMARK CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)

===============================================================================


SUBSEQUENT EVENTS

         On November 18, 1996, C.J. Jones filed a Complaint against Champion Broadcasting Corporation ("Champion"), the Company and Southern Capital Corp. ("SCC"), both of which are shareholders of Champion, and H. William Coogan, Jr., a director of all three entities, in the United States District Court for the Eastern District of Virginia, Richmond Division. The Complaint alleges counts of breach of contract, fraud and negligent misrepresentation against Champion, SCC and Mr. Coogan and a count of misappropriation against SCC and Mr. Coogan in connection with Mr. Jones's employment as Chairman and Chief Executive Officer of Champion and his subsequent termination in September 1996. For these counts, the Complaint seeks both compensatory damages in the amount of $3,277,384 and punitive damages in the amount of $10,000,000, plus interest. Mr. Jones further alleges a count of conspiracy against SCC, Mr. Coogan and the Company. For this count, the Complaint seeks punitive damages in the amount of $12,000,000, which have been trebled by statute to the amount of $36,000,000. The Company believes that the Complaint is without any merit whatsoever and is defending this action aggressively. Currently, the Company, as only an investor in Champion, is seeking immediate dismissal as a defendant in this action. While it is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome, the Company believes that the ultimate outcome of this matter should not have a material effect on its financial position.

FIRSTMARK CORP.

Management's Discussion and Analysis of Financial Condition and Results of Operations

===============================================================================

         As of September 30, 1996, the Company was engaged in venture capital, consulting services and title insurance. In June 1996, the Company, through its wholly owned subsidiary, Southern Capital Acquisition Corp., acquired Southern Capital Corp., a Virginia corporation ("SCC"). At the time of the acquisition, SCC was engaged in venture capital investments and owned Southern Title Insurance Corporation ("STIC"), a title insurance underwriter. In addition, the Company invested its capital in and provided bridge loans to emerging growth or startup companies, and provided financial consulting services to individuals, institutions, and corporations.

         In December 1996, the Company closed one of its subsidiaries, Firstmark Prime Securities. In addition, in January 1997, the Company transferred the stock of three subsidiaries, Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties, Inc., to Ivy L. Gilbert, a director of the Company. These subsidiaries conducted operations that included financial planning, investment management, estate and tax planning, insurance planning and securities brokerage. The Company generally determined that the revenue stream from those businesses was too uncertain and uneven to justify the related operating expenses.

         The Company's results of operations for the three months ended September 30, 1996 include the results of SCC and the Company's subsidiaries, while the results of operations for the three months ended September 30, 1995 do not include the results of SCC.

                              Results of Operations
                    Three months ended September 30, 1996 vs.
                      Three months ended September 30, 1995

         Total revenue during the three months ended September 30, 1996 was $3,199,353, an increase of $1,992,810, compared to total revenue of $1,276,543 during the prior comparable quarter. The inclusion of the title insurance revenues of $2,915,185 compared to none for the prior comparable quarter was the major factor causing the increase in revenues. Title insurance fees are expected to be the largest source of revenues in the future. Interest and dividend revenue increased $48,933 to $91,555 for the quarter ended September 30, 1996 as compared to $42,662 for the comparable prior quarter. This increase again was a result of the addition of the title insurance operations and the interest and dividends earned on the funds held to cover reserves for policyholders. Investment gains/(losses) decreased $914,661 to a loss of $91,555 for the quarter ended September 30, 1996 compared to a gain of $821,020 for the comparable prior quarter. This increase was a result of two factors. In July 1995, the Company was able to reach agreements with all the interested parties concerning shares of Intercel held in an acquisitions escrow account and was able to report a gain of $648,708 as a result of this agreement. An additional gain will be reported in May 1997 when the escrow distribution occurs. The second factor results from losses for the first quarter in the securities held for trading. These losses are a result of a drop in value of several stocks of micro-cap companies that did not participate in the recent stock market rally. Commission and fee income decreased $126,387 to $285,902 for the quarter ended September 30, 1996 as compared to $412,289 for the comparable prior quarter. This decrease is a result of fewer venture capital deals closing during the quarter and a decrease in the level of activity in the financial planning business.

         Total operating expenses increased $2,732,148 to $3,449,630 for the quarter ended September 30, 1996 compared to operating expenses of $717,482 during the prior comparable quarter. Employees compensation and benefits increased $2,186,638 to $2,523,113 for the three months ended September 30, 1996 as compared to $336,475 for the comparable prior period. This increase is mainly a result of the acquisition of SCC in June 1996, as the title insurance operation is very labor intensive. General and administrative expenses increased $685,072 to $894,633 for the quarter ended September 30, 1996 compared to $209,561. The general and administrative expenses are above the 1995 levels because of the operations of the title company, which were not in the 1995 comparable balances. The title company operates in 10 different offices and thus expenses will be higher. The write-off of loans and investments decreased $150,000 to $0 for the quarter ended September 30, 1996 as compared to the comparable period last year. No new write-offs were deemed necessary by management during the quarter. Interest expense increased by $10,438 to $31,884 for the quarter ended September 30, 1996 as compared to the prior comparable quarter. This increase is a result of the additional borrowed funds of SCC.

         Overall net income decreased by $496,585 to a loss of $149,924 for the quarter ended September 30, 1996 as compared to $346,661 income for the prior comparable quarter. This decrease was mainly a result of the quarter ended September 30, 1995 having the Unicel gain of $699,865.

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

         The Company currently anticipates that it will satisfy its obligations through cash on hand, income tax refunds, sales of marketable securities and other assets and payments received on loans receivable. However, it is not certain that those sources of cash will be sufficient to enable the Company to satisfy its obligations as they come due. Consequently, the Company will attempt to secure other sources of credit and extend the maturity of some or all of the convertible notes due on April 1, 1997. At this time, no other sources of credit have been obtained, and none of the convertible notes has been extended.

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

Item 2.           Changes in Securities

                  Not Applicable.

Item 3.           Defaults upon Senior Securities

                  Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.

Item 5.           Other Information

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (A)      Exhibits

                  None.

         (B)      Reports on Form 8-K

                  A current report on Form 8-K, dated August 19, 1996, was filed on August 21, 1996 and reported Item 4 to announce a change in the Company's certifying accountant.

                  An amendment to a current report on Form 8-K/A was filed on August 22, 1996 and reported an amended Item 7 to include the financial statements of Southern Capital Corp., a Virginia corporation ("SCC"). The Form 8-K/A amended a current report on Form 8-K, dated June 7, 1996, which announced the merger of SCC into Southern Capital Acquisition Corp., a Virginia corporation and wholly-owned subsidiary of the Company,

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FIRSTMARK CORP.



Date:  February 10, 1997                  /s/ Donald V. Cruickshanks
                                          -------------------------------------
                                          Donald V. Cruickshanks
                                          President and Chief Executive Officer



Date:  February 10, 1997                  /s/ Lewis M. Brubaker, Jr.
                                          -------------------------------------
                                          Lewis M. Brubaker, Jr.
                                          Chief Financial Officer