Form 10QSB/A
period 1996-09-30
FIRSTMARK CORP /ME/
filed 1997-02-11
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


                               AMENDMENT NO. 2 TO
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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


          2,068,990 shares of common stock, par value $0.20 per share, outstanding as of September 30, 1996

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


         Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 1996 and 1995 .................    5


         Condensed Consolidated Statements of Cash Flows
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

FIRSTMARK CORP.


Condensed Consolidated Statements of Cash Flows (Unaudited)


===============================================================================

                                                           Three Months Ended
                                                              September 30,
                                                              -------------
                                                           1996         1995
                                                           ----         ----


Cash flows from Operating Activities
     Net income (loss)                                  $(149,924)   $ 346,661
     Adjustments to reconcile net income
         to net cash provided by operating activities
              Depreciation and amortization                78,826       16,267
     Deferred Taxes                                         5,756           --
     Gain on InterCel                                          --     (699,865)
     Loss on sales of investments                          93,641           --
     Unrealized gains                                     (18,616)     (78,698)
     Write-down of investments                                 --      150,000
     Net (increase) decrease in notes receivable           49,583     (276,996)
     Marketable securities - trading account               38,362      117,253
     Collections on accounts receivable                   177,720      101,266
     Change in other assets                                85,122      413,379
     Decrease in payables                                 (64,921)    (121,047)
     Increase (decrease) in income taxes payable               --      122,400
     Increase in income taxes receivables                (100,353)          --
                                                        ---------    ---------
     Net cash provided (used) by operating activities     195,196       90,620
                                                        =========    =========


Cash flows from Investing Activities
     Decrease (increase) in real estate                   (16,763)      (8,700)
         Acquisition costs                                (23,357)          --
         Additions to other investments                  (148,462)    (200,000)
         Securities held for investments                  125,707      111,363
         Purchase of property and equipment               (24,465)      (6,348)
                                                        ---------    ---------
     Net cash used by investing activities                (87,340)    (103,685)
                                                        =========    =========


     (continued . . .)

FIRSTMARK CORP.


Condensed Consolidated Statements of Cash Flows (Unaudited)
(continued)


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