Form 10KSB40
period 1996-12-31
FIRSTMARK CORP /ME/
filed 1997-05-05
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 1996 to December 31, 1996

                         Commission file number 0-20806

                                 FIRSTMARK CORP.
                 (Name of Small Business Issuer in its Charter)

                 Maine                                   01-0389195
      (State or Other Jurisdiction                    (I.R.S. Employer
   of Incorporation or Organization)                 Identification No.)

      222 Kennedy Memorial Drive,                           04901
           Waterville, Maine                             (Zip Code)
(Address of Principal Executive Offices)

                                 (207) 873-6362
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(g) of the Exchange Act:

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

                                                        Yes __X__   No _____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

         The issuer's revenues for the fiscal year ended June 30, 1996 were $3,398,900. The issuer's revenues for the transition period from July 1, 1996 to December 31, 1996 were $6,242,047.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 30, 1997 was $3,771,149.

         The number of shares outstanding of Common Stock, as of December 31, 1996 was 2,080,634.

                                TABLE OF CONTENTS


                                     PART I
                                                                            Page

Item 1.   Description of Business..............................................3

Item 2.   Description of Property..............................................9

Item 3.   Legal Proceedings...................................................10

Item 4.   Submission of Matters to a Vote of Security Holders.................11


                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............12

Item 6.   Management's Discussion and Analysis or Plan of Operation...........12

Item 7.   Financial Statements................................................17

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............................17


                            PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...................18

Item 10.  Executive Compensation..............................................20

Item 11.  Security Ownership of Certain Beneficial Owners and Management......22

Item 12.  Certain Relationships and Related Transactions......................24

Item 13.  Exhibits, List and Reports on Form 8-K..............................24

                                     PART I

Item 1.  Description of Business

General

         Firstmark Corp. (the "Company") was incorporated in Maine in January 1982. Through a subsidiary, Southern Title Insurance Corporation ("STIC"), the Company is principally engaged in the business of issuing title insurance. The Company also makes venture capital and real estate investments either in the form of pure equity investments or in the form of loans with an equity participation feature and makes control investments in situations where the Company's management actually operates the business. Currently, the Company has numerous minority interest investments and one control investment in title insurance. Until January 24, 1997, the Company also actively traded public stocks and bonds and provided financial consulting services to a select number of individuals and institutions. See "-- Recent Developments."

         In June 1996, Southern Capital Corp. ("SCC") was merged with and into Southern Capital Acquisition Corp. ("SCAC"), a subsidiary of the Company. As part of the merger, the shareholders of SCC received 40,000 shares of the Company's Series B, cumulative, non-voting preferred stock, par value $.20 per share (the "Series B Preferred Stock"). The Series B Preferred Stock is not convertible by the holders, but may be converted by the Company, subject to approval by the Federal Communications Commission ("FCC"), into not less than 2,000,000 shares of the Company's common stock, par value $.20 per share (the "Common Stock"), subject to adjustment if the market price of the Common Stock is less than $4.00 per share at the time of conversion. The Series B Preferred Stock began accruing dividends on January 1, 1997 and, if not converted by the Company sooner, would have been redeemable at the option of the holders at a price of $200 per share after June 30, 1998. See "-- Recent Developments" for information on the conversion by the Board of Directors.

         SCC, through its subsidiary, STIC, is principally engaged in the business of issuing title insurance. SCC also reviews investment opportunities for its own account. Currently, SCC is an investor in Champion Broadcasting Corp., a small market radio acquisition company that acquires multiple stations in single markets ranked below the top 150 markets by Arbitron.

         The title insurance industry is highly sensitive to the volume of real estate transactions and to interest rate levels. The Company is not subject to environmental litigation.

Recent Developments

         Board Review of Company Operations. Over the last several months of the transition period from July 1, 1996 to December 31, 1996, the Company reviewed several of its operations, which were unprofitable. First, Firstmark Prime Securities, located in Portland, Maine was closed in December 1996. Robert A. Rice, who had supervised the Portland operations, resigned as an officer and director of the Company. The Board of Directors also concluded that it was unlikely that the Company could profitably conduct certain operations located in Waterville, Maine. Those operations included financial planning, investment management, estate and tax planning, insurance planning and securities brokerage. Generally, it was determined that the revenue stream from those businesses was too uncertain and uneven to justify the related operating expenses.

         In addition to reducing operating expenses, the Board of Directors also determined that it was important to improve the Company's liquidity by converting non-cash assets to cash and, if possible, extending the maturity of some or all of the Company's convertible notes, which, if not extended, were due on April 21, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Based on these conclusions, the Company devised a plan intended to help it achieve its short-term goals of reducing expenses and improving liquidity, consistent with its clients' interests and its contractual obligations to officers and others.

         Sale of Subsidiaries and Resignation of Officers. Effective January 24, 1997, the Company transferred the stock of three subsidiaries, Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties, Inc. to Ivy L. Gilbert. These subsidiaries conducted the operations that the Company decided to discontinue. At the time of the transfers, Firstmark Capital Corp. had total assets of approximately $202,000 and net assets of approximately $102,000; Firm Investment Corp. had total assets of approximately $47,000 and net assets of approximately $47,000; and Firstmark Properties, Inc. had total assets of approximately $1,000 and net assets of approximately $1,000. When the stock of the subsidiaries was transferred to Ms. Gilbert, she resigned as an officer and employee of the Company. Ms. Gilbert has agreed to serve the Company as a consultant until July 1997. In addition to the transfer of the subsidiaries, Ms. Gilbert will receive $30,000, payable over six months, for her services as a consultant and would be compensated if holders of $500,000 or more of the Company's convertible notes agree to extend the maturity of such notes.

         On January 24, 1997, James F. Vigue resigned as President and Chief Executive Officer of the Company. Mr. Vigue continues as the Chairman of the Board of Directors and a consultant to the Company. For his services as a consultant, Mr. Vigue will receive $90,000, payable over 12 months.

         As a result of these developments, the Company was released from several obligations. First, in connection with the transfer of the stock of the subsidiaries to Ms. Gilbert, Firstmark Capital Corp. has assumed the Company's obligations under the lease, dated January 1, 1993, between the Company, as tenant, and Pinnacle Investment Group ("Pinnacle"), as landlord, for approximately 4,000 square feet of commercial space at the Company's principal office in Waterville, Maine. Currently, the rent under the lease, which terminates on December 31, 2003, is approximately $43,980 per year. The Company owned the parcel of land on which its administrative office was located. On January 27, 1997, Pinnacle purchased the land for $55,000.

         In addition, in connection with their respective resignations, both Mr. Vigue and Ms. Gilbert, as officers of the Company, canceled employment agreements with the Company. Both agreements were for three-year terms that commenced on May 17, 1996, with renewals by mutual consent of the parties for successive terms of one year each. Under the agreements, Mr. Vigue and Ms. Gilbert were each entitled to base compensation of $120,000 per year and additional compensation based on any fees or commissions that he or she generated as employees of the Company and its subsidiaries.

         Both Mr. Vigue and Ms. Gilbert continue to serve as directors of the Company. Donald V. Cruickshanks, President of STIC, was appointed President and Chief Executive Officer of the Company on January 24, 1997. Lewis M. Brubaker, Jr., chief financial officer of SCC at that time, was appointed Chief Financial Officer of the Company on the same date. Mr. Brubaker resigned on April 25, 1997 to take advantage of a new employment opportunity.

         Conversion of Series B Preferred Stock. On February 25, 1997, in a special meeting of the Company's shareholders, the Company presented two proposals that would allow for the conversion of the Series B Preferred Stock. These two proposals were:

                  (1) an amendment to the Company's Articles of Incorporation to increase the amount of authorized Common Stock from 5,000,000 to 30,000,000 shares.

                  (2) an amendment to the Company's Articles of Incorporation to opt out of Section 910 of the Maine Business Corporation Act.

         The shareholders approved both proposals, which are described in further detail in the Company's definitive Proxy Statement for a Special Meeting of Stockholders, which was filed with the Securities and Exchange Commission on February 5, 1997.

         On March 12, 1997, the Company approved the conversion of the shares of Series B Preferred Stock into shares of Common Stock, effective in April 1997, subject to the approval of the FCC. Each outstanding share of Series B Preferred Stock was converted into 80.7571 shares of Common Stock, which figure was calculated based on the average bid and asked stock prices of the Common Stock during a 20-day period prior to the date of conversion.

         The Series B Preferred Stock entitled the holders to dividends beginning January 1, 1997, and, with the approval of the conversion, dividends no longer accrued after March 12, 1997. The preferred stock dividend accrued to that date ($3.16 per share) will be paid on or before June 30, 1997, but no earlier than April 30, 1997. Additionally, the approval of the conversion of the Series B Preferred Stock will eliminate the obligation to establish a sinking fund beginning April 1, 1997, for the redemption of such stock.

         Extension of Notes. In March 1997, holders of $585,000 of the Company's 8% convertible notes due April 21, 1997, have agreed to extend the maturity date of the indebtedness evidenced by these notes to March 1, 1999. This amount represents approximately 57% of the $1,035,000 of such notes outstanding. The holders of the remaining $450,000 of notes will have the opportunity to extend the maturity date of the indebtedness evidenced by their notes at any time prior to April 21, 1997. Any notes that are not exchanged for new notes with a maturity of March 1, 1999, will be repaid with cash the Company currently has available or expects to be available upon maturity of such notes.

Related Industry Segments

         The following description is a summary of the Company's historical operations by industry segment.

Title Insurance

         The title insurance related subsidiaries derive their revenues from policy premiums and other related fees for title abstracts, binder preparations and escrow closings. Title insurance policies are issued to buyers of real property and secured real property lenders. These policies customarily insure against title defects, liens and encumbrances that are not specifically exempted in the policy. Title insurance differs from other types of insurance because it is related to past events which affect title to the property at the time of closing and not to unforeseen future events. Revenues are generated from 10 directly owned and operated offices as well as an agency network of over 100 agents. The majority of these revenues are generated in the Commonwealth of Virginia. The sales and marketing efforts of STIC are generally targeted at the residential housing market and commercial real estate.

Venture Capital and Real Estate

         The venture capital segment derives its revenue from interest earned on loans to companies in venture capital situations and from equity returns. Investment real estate transactions are also considered a source of revenues for this segment.

Financial Services

         The financial services subsidiaries derive their revenue from commissions and fees generated from consulting, investment banking, the creation of proprietary investment products and the marketing of investment and insurance products of other companies. In addition, the Company invests its own capital in marketable securities and other investments and makes various business and other loans.

         There is no geographical limitation of the financial services and investment segment. Through proper licensing with each state, these services may be provided nationwide.

Subsidiaries

         The following lists the Company's subsidiaries after the January 24, 1997 transfer of three subsidiaries to Ivy Gilbert (see "-- Recent Developments") and the services that they provide:

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


         Firstmark and all of its subsidiaries are collectively referred to herein as the "Company."

         The following lists three of the Company's former subsidiaries, which were transferred to Ms. Gilbert, effective January 24, 1997, and the services that they provide:

         Firstmark Capital Corp.                           Acquired: June 1982

                  Firstmark Capital Corp. was the Company's financial planning subsidiary and offered investment management services to affiliated partnerships by serving as general partner. The subsidiary also offered investment management, financial planning, estate and tax planning, and insurance planning. The subsidiary's revenues were derived from charging fees and receiving commissions on various products. The subsidiary had been in business since 1972 and was a Federally Registered Investment Advisory firm, with two certified financial planners and five financial advisors.

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

         Firstmark Properties Inc.                  Founded: 1985

                  This subsidiary offered commercial and investment real estate brokerage services primarily to the Company's own holdings. The subsidiary also advised its former parent company on real estate related acquisitions and projects. This subsidiary had five State of Maine Real Estate Agent licensed professionals affiliated with it.

Employees

         The Company and its subsidiaries have 120 total employees, of which 15 are part-time, as of December 31, 1996. The Company believes that its relations with its employees are good.

Significant Customers

         The Company does not receive more than 10% of its business or revenues from any single customer.

Company Operations -- Title Insurance

         Competition. The title insurance business is very competitive. Competition is based primarily on price, service, and expertise. Competition within the title insurance industry has increased as new local and regional title insurance operations as well as national companies are vying for market share. Title insurance underwriters also compete for agents on the basis of service and commission levels.

         Insured Risk and Loss Reserves. The insured risk or "face amount" of insurance under a title insurance policy is generally equal to either the purchase price of the property or the amount of the loan secured by the property. The insurer is also responsible for the cost of defending claims against the insured title. The insurer's actual exposure at any time is significantly less than the total face amount of policies in force because the risk on an owner's policy is often reduced over time as a result of subsequent transfers of the property and the reissuance of title insurance by other title insurance underwriters, and the coverage of the lender's policy is reduced and eventually terminated as a result of payment of the mortgage loan. Because of these factors, there is no practical way to ascertain the total contingent liability of a title underwriter on outstanding policies.

         In the ordinary course of business, STIC represents and defends the interests of their insureds and provides on its books for estimated losses and loss adjustment expenses. In recent years, the cost of defending policy claims has increased. Title insurers are also sometimes subject to claims arising outside the insurance contract, such as for alleged negligence in search, examination or closing, alleged improper claims handling and alleged bad faith. The damages alleged in such claims may often exceed the stated liability limits of the policies involved.

         Liabilities for estimated losses and loss adjustment expenses are accrued when premium revenues are recognized and are based upon historical and anticipated loss experience. The resulting liability reflects estimates of net costs to settle all reported claims and claims incurred but not yet reported to the company. Loss reserve calculations are based on annual reviews of the actual paid claims experience. Reserves for losses incurred but not reported (IBNR) are estimated based on the use of actuarial methods.

         Regulation. The title insurance businesses, in common with those of other insurance companies, are subject to comprehensive, detailed regulation in the jurisdictions in which they do business. Such regulation is primarily for the protection of policyholders rather than for the benefit of investors. Although their scope varies from place to place, insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the conduct of the insurance business. These powers include the licensing of companies and agents to transact business, the imposition of monetary penalties for rules violations, varying degrees of control over premium rates, the forms of policies offered to customers, financial statements, periodic reporting, permissible investments and adherence to financial standards relating to surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

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

         Reinsurance. STIC reinsures portions of title insurance risks with unaffiliated insurance companies under traditional indemnity reinsurance agreements. In such reinsurance agreements, the reinsurer accepts that part of the risk which STIC, as the primary insurer, decides not to retain, in consideration for a portion of the premium. Generally, STIC enters into traditional reinsurance arrangements to diversify its risk and to limit loss exposure on risks that exceed STIC's policy retention limits. These limits are considered prudent by STIC's management and are well below the $3.4 million limit allowed by statute, as of December 31, 1996. STIC, however, remains liable to the insureds for the total risk, whether or not the reinsurer meets its obligations.

         At December 31, 1996, STIC ceded all of its reinsurance liability to one carrier, Fidelity National Title Insurance Company ("Fidelity"), with which STIC has had a treaty reinsurance agreement since October 1, 1992. Under this agreement, STIC has reinsured all single policy risk in excess of $250,000 from October 1, 1992 to August 1, 1996 and all single policy risk in excess of $300,000 since August 1, 1996. For the years ended December 31, 1996, 1995 and 1994, STIC ceded to Fidelity $291 million, $336 million and $293 million, respectively.


Item 2.  Description of Property

Corporate Real Estate

         Prior to January 24, 1997, the Company leased its executive and administrative offices, consisting of approximately 4,000 square feet of commercial space, from the Pinnacle Investment Group ("Pinnacle"), a group consisting of four individuals, one of whom was an officer of the Company. This facility was leased from Pinnacle under a fifteen year lease terminating on

December 31, 2003. The lease was renewable and negotiable after five years. Effective January 24, 1997, Firstmark Capital Corp. assumed the lease obligation. The Company owned the parcel of land on which its administrative offices were located. On January 27, 1997, Pinnacle purchased the land for $55,000. See "Description of Business -- Recent Developments."

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

Jones's employment as Chairman and Chief Executive Officer of Champion and his subsequent termination in August 1996. For these counts, the Complaint seeks both compensatory damages in the amount of approximately $3,277,000 and punitive damages in the amount of $10,000,000, plus interest. Mr. Jones further alleges a count of conspiracy against SCC, Mr. Coogan and the Company. For this count, the Complaint seeks punitive damages in the amount of $12,000,000, which have been trebled by statute to the amount of $36,000,000. The Company believes that the Complaint is without any merit whatsoever and is defending this action aggressively. Currently, the Company, as only an investor in Champion, is seeking immediate dismissal as a defendant in this action.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the transition period covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Common Stock of the Company is traded on the Nasdaq SmallCap Market under the symbol of "FIRM".

         The following table sets forth the high and low bid information for the Common Stock on the Nasdaq SmallCap Market for each quarter within the two fiscal years ended June 30, 1996 and the two quarters of the transition period from July 1, 1996 to December 31, 1996.


Fiscal Year Ended June 30,                          Bid Information
--------------------------                          ---------------
                                                     High       Low
1995                                                 ----       ---
         1st quarter..............................   5.00       4.50
         2nd quarter..............................   4.81       4.50
         3rd quarter..............................   5.00       4.63
         4th quarter..............................   4.88       4.63
1996
         1st quarter..............................   4.75       3.38
         2nd quarter..............................   4.50       4.00
         3rd quarter..............................   4.75       4.25
         4th quarter..............................   4.88       3.88

Transition Period from July 1 to December 31,
---------------------------------------------
1996
         July 1, 1996 to September 30, 1996.......   4.63       4.25
         October 1, 1996 to December 31, 1996.....   4.63       3.25


         As of December 31, 1996, there were approximately 647 shareholders of the Common Stock.

         The Company has never declared any cash dividends on the Common Stock, and any future payment of dividends is solely in the discretion of the Board of Directors and is dependent upon the earnings and financial condition of the Company and such other factors as the Board of Directors from time to time may deem relevant.


Item 6.   Management's Discussion and Analysis or Plan of Operation

                            Change in Fiscal Year-end

         On February 4, 1997, the Company changed its fiscal year end from June 30 to December 31. As a result, the accompanying financial statements and following discussion include results for the six-month transition period from July 1, 1996 to December 31, 1996. References in the following discussion to fiscal 1996 or any earlier fiscal year are references to the fiscal years ended June 30, 1996 or earlier.

                              Results of Operations
   Six Months Ended December 31, 1996 vs. Six Months Ended December 31, 1995

         The six months ended December 31, 1996 proved to be a difficult period for the Company, as management continued to evaluate each of its business operations and investments to determine if they were to continue as a viable source of profits for the Company. As a result of this process, additional write-offs and losses from the closing of non-profitable operations were recorded during the period. These include the closing of the securities brokerage office in Portland, Maine and the write-off or write-down of additional loans and investments deemed uncollectible or permanently impaired. As a result, the Company incurred a net loss of approximately $841,000 for the six months ended December 31, 1996 as compared to a $440,000 net profit for the six months ended December 31, 1995.

         During the period, revenues decreased by $677,000 or 10% over the same period in 1995 to $6.24 million. This decrease was a result of a $1.17 million or 153% decrease in investment gains and a $494,000 or 51% decrease in commissions and fees offset by an increase in title insurance revenues of $974,000 or 20%. The decrease in investment gains was a result of two factors. The first factor was the fact that the 1995 amounts included a gain of $649,000 on the Intercel stock (see page 15 of the December 31, 1996 audited financial statements for a more detailed explanation of the Intercel transaction). The second factor was the $229,000 write-down of the Company's investment in Industrial Technologies, Inc. ("Intech"). The Company's investment in Intech was viewed by management to have a permanent diminution in value. The commission fee income decreased because of management's decision to change the focus of the Company's investment direction from venture capital investments, which generated much of the fee income in 1995, and the closing of the securities brokerage office in Portland, Maine in October 1996. The Company also showed declines in financial services revenue during the period. As a result of management's review of this operation, the Company decided in January 1997 to transfer the operation to the former Chief Financial Officer. See "Description of Business -- Recent Developments" for more details on this transaction. The increase in title insurance premiums can be attributed primarily to the joint ventures started during the last six months of 1995 and 1996 fully contributing to the revenues for the last six months of 1996. Also an increase in title insurance revenues from non-affiliated agencies was generated in the second half of 1996.

         Total expenses increased for the six months ended December 31, 1996 by $1.1 million or 17% to $7.49 million as compared to the same period of 1995. This increase was mainly a result of employee compensation and benefits increasing $718,000 or 17% to $5.0 million and general and administrative expenses increasing by $214,000 or 11% to $2.1 million for the six months ended December 31, 1996 versus the same period in 1995. The increase in both of these categories can be attributed to two factors. First, the increase in agency revenues as noted above resulted in an increase in agency commissions for the period of approximately $292,000 more than the comparable period of 1995. Second, the new title insurance operations started during the last six months of 1995 are escrow closing operations, which are very labor intensive, resulting in increases in salaries and benefits as well as general and administrative costs. Write-offs of loans and investments increased $37,000 or 24% to $187,000 as a result of management's continued review of the investments held by the Company. The loss on retirement of fixed assets of $45,000 and the write-down of the excess of cost over fair value of $81,000 are a result of the closing of the brokerage operations in Portland, Maine.

                              Results of Operations
      Fiscal Year Ended June 30, 1996 vs. Fiscal Year Ended June 30, 1995

         The fiscal year ended June 30, 1996 was one of significant change for the Company. On June 7, 1996, the Company completed the acquisition of SCC, and as a result the Company's assets increased $11.4 million or 164%. As more fully explained in Note 2 to the Consolidated Financial Statements, the assets of SCC were merged into a wholly owned subsidiary of the Company in exchange for 40,000 shares of the Company's Preferred Series B, cumulative, non-voting preferred stock. It is anticipated that shares of the Preferred Stock will be converted into at least 2,000,000 shares of the Common Stock. This larger balance sheet will allow the Company a broader base on which to build.

         The increase in assets was offset in part by $1.2 million of write-offs and reserves for venture capital investments in and loans to several startup companies. Due to the uncertainty of these investments and loans, the Company's Board of Directors decided that it was prudent to make such adjustments. The progress of these investments and the repayment of these loans will be actively managed for improvements which may allow the Company to recover certain of these write-offs and reserves.

         The statement of earnings for the year ended June 30, 1996 as shown in the Consolidated Financial Statements only includes the consolidated results of operations for SCC for the period from June 7, 1996 to June 30, 1996. It is anticipated that in the future the title insurance revenues will become the Company's major source of revenues.

         Earnings (losses) before income taxes decreased $1.5 million or 200% from 1995 largely as a result of the write-offs and reserves noted above.

         Revenues increased $.3 million or 11% from 1995 mainly as a result of $.8 million in title insurance revenues which were not present in 1995. This increase was offset by a decrease in real estate and timber revenues of $.7 million or nearly 100%. There were no timber revenues in 1996 as all timber had been harvested. The real estate market continues to be sluggish. The Company continues to believe that its properties, located largely on Maine lakes, will prove to be profitable investments over the longer term. As a result of management's review of the real estate holdings, the Company added an additional $20,000 to the reserve against real estate holdings. Investment gains increased $.2 million or 50% from 1995 mainly as a result of the Intercel stock distribution. See Note 3 to the Consolidated Financial Statements for additional information on this investment.

         Expenses before write-offs of loans and investments increased $.6 million or 27% from 1995. This increase was mainly from increased employee compensation and benefits costs of $.7 million or 59% from 1995. This increase is attributed largely to SCC's insurance operations as the title insurance operations are highly labor intensive.

         During the fiscal year ended June 30, 1996 the Company had to make some hard decisions concerning its venture capital investments. The Investment Committee of the Board of Directors, which was established subsequent to the acquisition of SCC, examined the Company's venture capital investment portfolio. After its review, the Investment Committee concluded that several such investments and one loan had experienced significant value diminution, which, together with the overall risk and uncertainties inherent in the venture capital business, prompted the Investment Committee to recommend to the Board of Directors certain adjustments in the carrying values of such investments and the creation of certain reserves against these investments. Such adjustments were made to bring the carrying values of these investments in line with management's best estimate of realizable value at June 30, 1996.

         Prior to the fiscal year ended June 30, 1996, venture capital investments were a relatively minor business for the Company, in both number of transactions and dollars invested. At June 30, 1995, such venture capital investments and loans totaled $1,574,789. At June 30, 1996, such investments totaled $3,275,523 before adjustments and $2,026,176 after adjustments. These investments were made by the Company's management prior to the acquisition of SCC.

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

         Along with the reduction of expenses, management is concentrating on returning the Company to profitability. The title insurance industry has experienced consolidation in recent years. The Company believes that this trend will continue and, through another subsidiary, STIC, is looking at opportunities for growth and expansion in this industry. The Company is interested primarily in growing through joint ventures, expanded agency operations and possible acquisition of small title insurance companies. The Company's geographical focus in the title insurance industry centers on areas with prospects for growth, including markets in Virginia where STIC does not currently have a presence and in other states. If the Company is able to return to an acceptable level of liquidity, it will then consider other investment opportunities.

                              Results of Operations
      Fiscal Year Ended June 30, 1995 vs. Fiscal Year Ended June 30, 1994

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

         Commissions and fees went from $1,562,684 in 1994 to $1,665,078 in 1995. The 6.55% increase resulted both from increased consulting fees as well as additional revenues generated at the Firstmark Prime Securities division of Firstmark Investment Corp. in Portland, Maine. The property and equipment of Prime Securities were acquired and its employees were hired in April 1994; therefore, the fiscal year ended June 30, 1995 was the first year which included a full year of Prime Securities' revenues.

         Gains on securities, $443,134, were significantly higher than in the prior fiscal year. Over $200,000 of these gains were due to the implementation of a trading program at Firstmark Prime Securities. In addition, the parent company changed its method of accounting for investments in equity securities and accordingly reported an unrealized gain of approximately $176,000 on trading securities.

         Interest and dividend income was up over 10% from the prior fiscal year due to improved interest rates earned on cash investments. The increase was partially offset by less interest earned on lower balances of loans receivable outstanding during that period.

         Commissions and fees expense decreased to $916,227 in 1995 from $1,072,464 in 1994, despite an increase in related revenues. The decrease resulted primarily because some commissioned representatives became employees in January 1994 and received lower commission percentages. In addition, certain fee income was generated for which no commissions were paid.

         The cost of real estate and timber revenues was 47% lower than in the prior fiscal year. One reason for the decrease was the $296,000 write down, discussed above, that occurred in the prior fiscal year. There was no comparable write down in 1995. In addition, there were fewer real estate sales in 1995 than in 1994.

         General and administrative expenses increased slightly to $763,160 from $718,901. Depreciation and amortization were $26,000 higher than in the prior fiscal year. These increases were largely due to the cost associated with the new trading office in Portland and the acquisition of a client list from a former financial advisor.

         Interest expense, $87,476 in 1995, was almost 40% lower than in the prior fiscal year. The decrease resulted because $675,000 of short term borrowing obtained to finance the timberland purchase, outstanding for most of fiscal year 1994, were paid off. In addition, the Company's long term debt had been reduced from $1,147,500 at June 30, 1994 to $1,035,000 at June 30, 1995.

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

                         Liquidity and Capital Resources

         The Company's cash and cash equivalents were approximately $1,700,000 at June 30, 1996, and $1,833,000 at December 31, 1996. However, a significant portion of the cash and cash equivalents (approximately $655,000 at June 30, 1996 and $1,136,000 at December 31, 1996) was held by STIC and cannot be used by the Company to meet obligations other than STIC's without obtaining regulatory permission. In addition to liquidity needed for operations, the Company redeemed $450,000 of convertible notes which were due April 21, 1997. Holders of $585,000 of the $1,035,000 of such notes agreed to extend the maturity date of their indebtedness evidenced by these notes until March 1, 1999.

         The Company intends to satisfy its obligations through cash on hand, income tax refunds, sales of marketable securities and other assets and payments received on loans receivable. Management believes that its available and expected sources of cash and the other actions taken will be sufficient to enable the Company to satisfy its obligations as they come due. However, the Company will continue to attempt to secure other sources of credit in the event cash from other sources is not sufficient for that purpose. At this time, no other sources of credit have been obtained.

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

Item 7.  Financial Statements

         The following list is the index to Consolidated Financial Statements, attached hereto as Exhibit 99a:

                                                                            Page

Independent Auditors' Report..................................................1

Financial Statements

   Consolidated Balance Sheets, December 31, 1996 and June 30, 1996 and 1995..2

   Consolidated Statements of Operations, Six Months Ended December 31, 1996
   and Years Ended June 30, 1996 and 1995.....................................3

   Consolidated Statements of Stockholders' Equity, Six Months Ended
   December 31, 1996 and Years Ended June 30, 1996 and 1995...................4

   Consolidated Statements of Cash Flows, Six Months Ended
   December 31, 1996 and Years Ended June 30, 1996 and 1995...................5

   Notes to Consolidated Financial Statements.................................7


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         No changes in the Company's independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Directors. The business experience of the Directors of the Company for the past five years is summarized below.

         JAMES F. VIGUE, 47, is Chairman of the Board of Directors and founder of the Company. Mr. Vigue served as President, Chairman of the Board of Directors and Chief Executive Officer of the Company from the Company's inception in March 1981 to January 24, 1997. Mr. Vigue is also President and a Director of Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties Inc., all of which were formerly subsidiaries of the Company, and, prior to his resignation from the Company, was President and a Director of QFAN Marketing Services, Inc. and Southern Capital Acquisition Corp., both of which are subsidiaries of the Company. Mr. Vigue is a 1972 graduate of Colby College and was the first practicing Certified Financial Planner in the State of Maine. Mr. Vigue is the author of WEALTH POWER: How to Work With Your Financial Advisors to Maximize, Protect and Control Your Assets.

         IVY L. GILBERT, 35, has been a Director since June 1993. Ms. Gilbert served as Corporate Secretary and Chief Financial Officer of the Company from June 1986 to January 24, 1997 and Treasurer from June 1992 to January 24, 1997. Ms. Gilbert is Corporate Secretary and Treasurer of Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties Inc., all of which were formerly subsidiaries of the Company, and, prior to her resignation from the Company, was Corporate Secretary and Treasurer of QFAN Marketing Services, Inc. and Southern Capital Acquisition Corp., both of which are subsidiaries of the Company. Ms. Gilbert is a 1981 graduate of Thomas College and is also Chief Executive Officer of The Hamilton Foundation, a non-profit organization.
Ms. Gilbert is the founder of Women & Investing and the author of Women's Financial Wisdom: How to Become a Woman of Wealth.

         DONALD V. CRUICKSHANKS, 39, has been President and Chief Executive Officer of the Company since January 24, 1997 and has been a Director since June 1996. He served as President of Southern Capital Corp. from 1992 through 1996, and has served as President and Chief Executive Officer of Southern Title Insurance Corporation since 1984. Mr. Cruickshanks is also Chairman of Southern Title Insurance Corporation. Mr. Cruickshanks is also President of Southern Abstractors Corporation, Southern Title Agency Corporation, Glasgow Enterprises Corp. and Southern Title Services, Inc., all of which are subsidiaries of Southern Title Insurance Corporation. He is a 1979 graduate of Randolph Macon College.

         H. WILLIAM COOGAN, JR., 43, has been a Director of the Company since June 1996. He has served as Chairman and Chief Executive Officer of Southern Capital Corp. since April 1995 and is currently a Director and Chief Investment Officer of its subsidiary, Southern Title Insurance Corporation, and Chairman of Champion Broadcasting Corporation. From June 1992 to April 1995, he was Managing Director of Libra Investments, Inc., a high-yield debt and special situation investment firm based in Los Angeles. From May 1991 to May 1992, he was a private investor. From August 1990 to April 1991, he was a Managing Director and Head of Corporate Finance at Wheat First Butcher Singer and, from September 1982 to July 1990, was an investment banking partner of CS First Boston in New York, San Francisco and Los Angeles. Mr. Coogan received his undergraduate degree from the University of Vermont and his MBA degree from the University of Virginia. He is also a director of Wireless Financial, Inc.

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

         R. BRIAN BALL, 45, was a Director of the Company from June 1996 to April 1997. Mr. Ball is a partner and a director of Williams, Mullen, Christian & Dobbins, P.C., a law firm in Richmond, Virginia.

         ROBERT A. RICE, 41, was a Director of the Company from June 1994 to December 1996, at which time he resigned as an officer of the Company. Mr. Rice had joined the Company in January 1994 and was head of the Company's brokerage and trading operations. Mr. Rice had also been Vice President of Firm Investment Corp. and Firstmark Capital Corp. since 1994. Mr. Rice holds a degree in Business Administration from the University of Southern Maine and has done graduate work in business at New Hampshire College. In 1983, Mr. Rice founded Prime Discount Securities, Inc., an investment broker/dealer registered with the National Association of Securities Dealers, Inc., and presently serves as its President and Chairman. In 1991, he founded Prime Securities Corp., which acts as a management company for various investments, including its wholly owned subsidiary, Prime Discount Securities, Inc. Mr. Rice is a general partner of B.R. Partners, a partnership which owns and operates commercial and residential real estate holdings in Maine. He is also a director of Sunrise Preschools, Inc.

         Executive Officers. The business experience of James F. Vigue, Robert A. Rice, and Ivy L. Gilbert, executive officers of the Company as of December 31, 1996, for the past five years is summarized above. The business experience of Donald V. Cruickshanks, the current President and Chief Executive Officer, for the past five years is summarized above. The business experience of Lewis M. Brubaker, Jr. for the past five years is summarized below:

         LEWIS M. BRUBAKER, JR., 38, was Chief Financial Officer of the Company from January 24, 1997 to April 1997. He served as Vice President of Southern Capital Corp. from 1992 to April 1997. He was Vice President and Controller of Southern Title Insurance Corporation from 1987 to April 1997 and Senior Vice President and Treasurer from 1996 to April 1997. Mr. Brubaker is a 1980 graduate of Virginia Polytechnic Institute.

         Family Relationships. James F. Vigue and Ivy L. Gilbert are husband and wife, and H. William Coogan, Jr., and Susan C. Coogan are husband and wife.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and any persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes in ownership of the Company's Common Stock. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during fiscal year 1996, all filing requirements applicable to its officers and directors were complied with.

Item 10. Executive Compensation

         The following table summarizes the compensation paid or accrued to the Chief Executive Officer of the Company and its other most highly paid executive officers for the last fiscal year in all capacities in which they served the Company and its subsidiaries.

                           Summary Compensation Table

Years Ended June 30                                                                                  Long Term
-------------------                                                                                Compensation
                                                                                                      Awards
                                                               Annual Compensation                 ------------
                                                               -------------------                  Securities
Name and                                                                      Other Annual          Underlying
Principal Position                       Year        Salary      Bonus      Compensation(1)         Options(2)
------------------                       ----        ------      -----      ---------------         ----------
James F. Vigue, Chairman of the          1996       $     0    $     0         $205,351                5,000
Board (formerly President and Chief      1995             0          0          177,241                5,000
Executive Officer)                       1994             0          0          130,663                5,000

Ivy L. Gilbert (formerly Chief           1996             0          0          101,571                5,000
Financial Officer, Corporate             1995             0          0          108,392                5,000
Secretary and Treasurer)

Robert A. Rice (formerly Vice            1996        64,500     28,722            (3)                  5,000
President of Trading)                    1995        42,016     72,193            (3)                 80,000

H. William Coogan, Jr., Chairman         1996       126,975          0            (3)                    -
and Chief Executive Officer of SCC       1995       124,375      6,250            (3)                    -
(4)                                      1994       119,375          0            (3)                    -

Donald V. Cruickshanks, President        1996       126,975          0            (3)                    -
of SCC (4)                               1995       124,375      7,979            (3)                    -
                                         1994       119,375     69,869            (3)                    -

Six Months Ended December 31
----------------------------                                                                         Long Term
                                                                                                   Compensation
                                                                                                      Awards
                                                               Annual Compensation                 ------------
                                                               -------------------                  Securities
                                                                              Other Annual          Underlying
Name                                     Year        Salary      Bonus      Compensation(1)         Options(2)
----                                     ----        ------      -----      ---------------         ----------
James F. Vigue                           1996       $     0    $     0         $60,000                5,000

Ivy L. Gilbert                           1996             0          0          60,000                5,000

Robert A. Rice                           1996        20,769     17,724            (3)                 5,000

H. William Coogan, Jr.                   1996        68,282      1,540           9,187 (5)              -

Donald V. Cruickshanks                   1996        68,282          0            (3)                   -

(1) As of March 28, 1996, per contract, the Chairman of the Board and the former Chief Financial Officer were entitled to receive a base compensation of $120,000 per year. These employment agreements were terminated on January 24, 1997. See "Description of Business -- Recent Developments."

(2) The options listed in the table were not approved by the Company's stockholders and were terminated in connection with the respective resignations of Mr. Vigue, Ms. Gilbert and Mr. Rice as employees and officers of the Company.

(3) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus shown in the table.

(4) SCC merged with and into a subsidiary of the Company on June 7, 1996. See "Description of Business -- General."

(5)      Amount represents consulting fees earned.


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

         Compensation of Directors. For the fiscal year ended June 30, 1996 and the six months ended December 31, 1996, the Company provided no compensation to its Directors for attending meetings of the Board of Directors.

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

         STIC and H. William Coogan, Jr., a Director of the Company, are parties to an employment agreement for a term commencing August 15, 1992, and terminating August 15, 1997. The agreement provides for his employment as Chairman of the Board of Directors and Chief Investment Officer of STIC. Under the agreement, Mr. Coogan is entitled to base compensation of $115,000 per year, with an increase in compensation of $5,000 per year. Mr. Coogan may terminate his employment at any time by giving STIC 30 days' notice of such termination.

         STIC and Donald V. Cruickshanks, the current President and Chief Executive Officer and a Director of the Company, are parties to an employment agreement for a term commencing August 15, 1992, and terminating August 15, 1997. The agreement provides for his employment as President and Chief Executive Officer of STIC. Under the agreement, Mr. Cruickshanks is entitled to base compensation of $115,000 per year, with an increase in compensation of $5,000 per year. Mr. Cruickshanks may terminate his employment at any time by giving STIC 30 days' notice of such termination.


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

Name                                              Common Stock     Percent
----                                              ------------     -------
 Donald V. Cruickshanks                                    --           --
 James F. Vigue                                      110,9861         5.4%
 Ivy L. Gilbert                                      161,5112         7.8%
 H. William Coogan, Jr.                                    --           --
 Susan C. Coogan                                           --           --
 R. Brian Ball                                             --           --

 All Directors and executive officers as a
    group (6 persons)                                 161,511         7.8%


         On June 7, 1996, SCC was merged with and into SCAC pursuant to an Agreement and Plan of Reorganization, dated as of April 30, 1996, between SCC, SCAC and the Company (the "Reorganization"). As part of the Reorganization, each share of SCC common stock was converted into and exchanged for 400 shares of Series B Preferred Stock. Accordingly, the three shareholders of SCC, H. William Coogan, Jr., Donald V. Cruickshanks and the H. William Coogan Irrevocable Trust, Susan C. Coogan, Trustee, received in the aggregate 40,000 shares of Series B Preferred Stock. Pursuant to its terms, the shares of Series B Preferred Stock were not convertible by its holders, but were convertible by the Company into not less than 2,000,000 shares of Common Stock, subject to adjustment if the market price of Common Stock was less than $4.00 per share at the time of conversion. A more complete description of the Reorganization is contained in the Company's definitive Proxy Statement for a Special Meeting of Stockholders held on February 25, 1997, which was filed with the Securities and Exchange Commission on February 5, 1997. The shareholders of SCC acquired shares of Series B Preferred Stock in the Reorganization as follows:

H. William Coogan, Jr.                               12,400 shares
The H. William Coogan Irrevocable Trust              14,400 shares
         (Susan C. Coogan, Trustee)
Donald V. Cruickshanks                               13,200 shares
                                                     -------------
                                                     40,000 shares


         On March 12, 1997, the Company declared the conversion, subject to approval by the FCC, of all outstanding shares of Series B Preferred Stock into shares of Common Stock, effective April 1997. Because the market price of Common Stock was less than $4.00 per share at the time of conversion, the Company adjusted the number of shares of Common Stock into which the shares of Series B


   1     Includes 4,324 shares held by his spouse, Ivy L.  Gilbert.

   2     Includes 50,525 shares held as custodian for her minor children and
106,662 shares held by her spouse, James F.  Vigue.

Preferred Stock were convertible. Accordingly, under the terms of the Series B Preferred Stock, each outstanding share of Series B Preferred Stock was convertible into 80.7571 shares of Common Stock. As a result of this conversion, the following individuals and trust acquired beneficial ownership of shares of Common Stock as follows:

H. William Coogan, Jr.                               1,001,389 shares
The H. William Coogan Irrevocable Trust              1,162,903 shares
(Susan C. Coogan, Trustee                            1,162,903 shares)
Donald V. Cruickshanks                               1,065,994 shares
                                                     ----------------
                                                     3,230,286 shares


Item 12. Certain Relationships and Related Transactions

         The Company obtains certain related party receivables and payables in the normal course of business and through advances for accommodation. In addition, the Company has certain loans receivable from related parties at terms consistent with those provided to other customers. The loans are substantially secured by real estate mortgages. Balances at December 31, 1996 are as follows:

         Advances to Related Parties                 $ 59,187
         Loans to Related Parties                    $151,226


         Prior to January 24, 1997, the Company leased its executive and administrative offices, consisting of approximately 4,000 square feet of commercial space, from the Pinnacle Investment Group ("Pinnacle"), a group consisting of four individuals, one of whom was an officer of the Company. This facility was leased from Pinnacle under a fifteen year lease terminating on December 31, 2003. The lease was renewable and negotiable after five years. Effective January 24, 1997, Firstmark Capital Corp. assumed the lease obligation. The Company owned the parcel of land on which its administrative offices were located. On January 27, 1997, Pinnacle purchased the land for $55,000. See "Description of Business -- Recent Developments."

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

          4e Preferred "B" stock certificate, incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

          11a Lease, incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.


(b)      Reports on Form 8-K.

         A second amendment to a current report on Form 8-K/A was filed on October 1, 1996 and reported an amended Item 7 to include pro forma financial information relating to the merger of Southern Capital Corp., a Virginia corporation, into Southern Capital Acquisition Corp., a Virginia corporation and wholly-owned subsidiary of the Company (the "Merger"). The Form 8-K/A amended a current report on Form 8-K, dated June 7, 1996, and an amendment to the current report on Form 8-K/A, filed August 22, 1996, both of which announced the Merger.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRSTMARK CORP.



Date:  May 5, 1997              By:  /s/ DONALD V. CRUICKSHANKS
                                    _______________________________________
                                           Donald V. Cruickshanks
                                           President and Chief Executive Officer

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                       Title                              Date
                  ---------                                       -----                              ----
     /s/ DONALD V. CRUICKSHANKS                        President and Chief Executive              May 5, 1997
-------------------------------------------               Officer and Director
           Donald V. Cruickshanks                     (Principal Executive Officer)


                                                                                                 May __, 1997
-------------------------------------------        (Principal Financial and Principal
                                                         Accounting Officer)

          /s/ JAMES F. VIGUE
-------------------------------------------               Chairman of the Board                  May 5, 1997
               James F. Vigue

           /s/ IVY L. GILBERT
-------------------------------------------                     Director                         May 5, 1997
               Ivy L. Gilbert


-------------------------------------------                     Director                         May __, 1997
           H. William Coogan, Jr.


-------------------------------------------                     Director                         May __, 1997
               Susan C. Coogan




                          FIRSTMARK CORP. AND SUBSIDIARIES

                          Consolidated Financial Statements for the
                          Six Month Period Ended December 31, 1996
                          and the Years Ended June 30, 1996 and 1995 and Independent Auditors' Report


FIRSTMARK CORP. AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                    Page
INDEPENDENT AUDITORS' REPORT                                                          1

FINANCIAL STATEMENTS FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1996 AND THE
     YEARS ENDED JUNE 30, 1996 AND 1995:

     Consolidated Balance Sheets                                                      2

     Consolidated Statements of Operations                                            3

     Consolidated Statements of Stockholders' Equity                                  4

     Consolidated Statements of Cash Flows                                           5-6

     Notes to Consolidated Financial Statements                                     7-29

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Firstmark Corp.


We have audited the consolidated balance sheet of Firstmark Corp. and subsidiaries as of December 31, 1996 and June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six month period ended December 31, 1996 and for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended June 30, 1995 were audited by other auditors whose report, dated September 11, 1995, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the issues involving the valuation of certain investments, as discussed in Note 3 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 1996 and June 30, 1996, and the results of their operations and their cash flows for the six month period ended December 31, 1996 and for the year ended June 30, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Richmond, Virginia
March 28, 1997

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996, JUNE 30, 1996 AND 1995
-------------------------------------------------------------------------------

                                                                   December 31,                     June 30,
                                                                   ------------              ---------------------
ASSETS                                                                1996                   1996             1995
Cash and cash equivalents                                          $ 1,832,681           $ 1,707,327        $1,622,016

Receivables:
    Receivables - trade, net                                           884,497             1,065,469           190,986
    Receivables - related parties                                       59,187                53,116           424,169
                                                                --------------        --------------     -------------

                           Total receivables                           943,684             1,118,585           615,155
                                                                --------------        --------------     -------------

Notes receivables:
    Notes receivables, net                                             179,429               219,743           268,134
    Notes receivables - related parties                                151,226               209,935           310,338
                                                                --------------        --------------     -------------

                           Total notes receivables                     330,655               429,678           578,472
                                                                --------------        --------------     -------------

Income taxes receivables                                               330,372               436,910            -

Investments:
    Marketable securities                                            2,893,759             3,742,382         1,242,101
    Venture capital investments, net                                 1,836,540             2,026,176         1,574,789
    Real estate and other investments                                1,624,121             1,611,455         1,226,585
                                                                --------------        --------------     -------------

                           Total investments                         6,354,420             7,380,013         4,043,475
                                                                --------------        --------------     -------------

Other Assets:
    Title plants                                                     3,544,243             3,544,243                 -
    Property, plant and equipment, net                               1,005,806             1,130,572           156,561
    Excess of cost over fair value                                   1,013,696             1,111,777           114,384
    Deferred tax asset                                               1,468,518               829,591            80,000
    Other assets                                                       246,320               263,361           118,050
                                                                --------------        --------------     -------------

                           Total other assets                        7,278,583             6,879,544           468,995
                                                                --------------        --------------     -------------


TOTAL ASSETS                                                       $17,070,395           $17,952,057        $7,328,113
                                                                ==============        ==============     =============

See notes to consolidated financial statements.

-------------------------------------------------------------------------------


                                                                                 December 31,                 June 30,
                                                                                 ------------           ---------------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY                              1996                1996             1995
                  LIABILITIES:
                     Accounts payable and other liabilities                    $      571,383    $      422,120    $      237,830
                     Borrowed funds                                                 1,749,435         1,885,561         1,035,000
                     Reserve for title policy claims                                  972,703           944,754                 -
                     Deferred tax liability                                         1,127,659           931,817                 -
                     Income taxes payable                                                   -                 -            89,594
                                                                                    ---------         ---------        ----------

                                            Total liabilities                       4,421,180         4,184,252         1,362,424
                                                                               --------------    --------------    --------------

                  MANDATORILY REDEEMABLE PREFERRED STOCK - Series B, $0.20 par
                     value - authorized 188,000 shares; issued 40,000 shares
                     (liquidation
                     preference $8,000,000)                                         8,750,000         8,750,000                -
                                                                               --------------     -------------    --------------

                  STOCKHOLDERS' EQUITY:
                     Preferred stock, Series A, $0.20 par value authorized
                         250,000 shares; issued 57,000, 57,000 and 60,000
                         shares, respectively,
                         (liquidation preference $2,280,000)                           11,400            11,400            12,000
                     Common stock, $0.20 par value - authorized
                         5,000,000 shares; issued 2,271,144,
                         2,271,044 and 2,196,040 shares, respectively                 454,229           454,209           439,209
                     Additional paid-in capital - preferred                         2,162,889         2,162,889         2,283,789
                     Additional paid-in capital - common                            3,394,388         3,393,992         3,106,201
                     Retained earnings (deficit)                                   (1,143,812)         (234,852)          380,391
                     Treasury stock, at cost - 201,554, 201,554
                         and 45,770 shares, respectively                             (818,773)         (818,773)         (193,898)
                     Net unrealized gain (loss) on marketable equity
                         securities available for sale, net of taxes                 (161,106)           48,940           (62,003)
                                                                               --------------    --------------    --------------

                                            Total stockholders' equity              3,899,215         5,017,805         5,965,689
                                                                               --------------    --------------    --------------

                  TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                                      $   17,070,395    $   17,952,057    $    7,328,113
                                                                               ==============    ==============    ==============

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                     Six Month
                                                                   Period Ended                   Year Ended
                                                                    December 31,                   June 30,
                                                                   -------------     ------------------------------
                                                                       1996                 1996             1995
REVENUES:
    Commissions and fees                                        $        467,201       $  1,729,389   $     1,665,078
    Title insurance (net of reinsurance ceded of
       $65,914 and $1,121, respectively                                5,812,523            803,035                 -
    Investment gains (losses)                                           (407,188)           661,147           443,134
    Interest and dividends                                               179,878            173,103           176,474
    Other revenues                                                       189,633             28,185           769,767
                                                                 ---------------      -------------     -------------

                           Total revenues                              6,242,047          3,394,859         3,054,453
                                                                 ---------------      -------------     -------------

EXPENSES:
    Employee compensation and benefits                                 5,019,634          1,950,887         1,225,135
    Write-offs of loans and investments                                  186,635          1,249,347                 -
    General and administrative expenses                                2,113,326            869,676           969,947
    Interest expense                                                      42,085             84,558            87,476
    Loss on retirement of fixed assets                                    44,852                  -                 -
    Write-down of excess of cost over fair value                          81,012                  -                 -
                                                                 ---------------      -------------     -------------

                           Total expenses                              7,487,544          4,154,468         2,282,558
                                                                 ---------------      -------------     -------------

Equity in earnings (losses) of affiliates                                (52,766)             4,041                 -
                                                                 ---------------      -------------     -------------

Earnings (losses) before income taxes                                 (1,298,263)          (755,568)          771,895

Income tax (benefit) expense                                            (457,703)          (281,925)          304,000
                                                                 ---------------      -------------     -------------

Net earnings (loss)                                                     (840,560)          (473,643)          467,895

Preferred stock dividend                                                  68,400            141,600           143,749
                                                                 ---------------      -------------      ------------

Net earnings (loss) applicable to common shares                  $      (908,960)     $    (615,243)    $     324,146
                                                                 ===============      =============     =============


Earnings (loss) per common share                                 $        (0.400)     $      (0.287)    $       0.145
                                                                 ===============      =============     =============


Weighted-average number of shares outstanding                        2,271,052            2,147,006         2,231,530
                                                                 =============        =============     =============

See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTH PERIOD ENDED DECEMBER 31, 1996
AND THE YEARS ENDED JUNE 30, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                                                                           Net
                                                                                                                       Unrealized
                                                       Additional             Additional                               Gain (Loss)
                                                         Paid-In    Preferred   Paid-In       Retained                on Securities
                                           Common        Capital     Stock,     Capital       Earnings    Treasury      Available
                                            Stock        Common     Series A   Preferred      (Deficit)     Stock       For Sale
BALANCE, JULY 1, 1994                    $  439,209   $ 3,106,201  $ 10,250   $ 1,965,914  $     56,245  $  (26,172)  $  (32,229)

    Treasury stock purchased                      -             -         -             -             -    (167,726)           -

    Preferred stock sold                          -             -     1,750       317,875             -           -            -

    Net earnings                                  -             -         -             -       467,895           -            -

    Preferred dividends paid                      -             -         -             -      (143,749)          -            -

    Change in valuation of securities             -             -         -             -             -           -      (29,774)
                                         ----------   -----------  --------   -----------  ------------  ----------   ----------

BALANCE, JUNE 30, 1995                      439,209     3,106,201    12,000     2,283,789       380,391    (193,898)     (62,003)

    Common stock issued                      15,000       287,791         -             -             -           -            -

    Preferred dividends paid                      -             -         -             -      (141,600)          -            -

    Preferred stock redeemed                      -             -      (600)     (120,900)            -           -            -

    Treasury stock purchased                      -             -         -             -             -    (624,875)           -

    Net loss                                      -             -         -             -      (473,643)          -            -

    Change in valuation of securities             -             -         -             -             -           -      110,943
                                         ----------   -----------  --------   -----------  ------------  ----------   ----------

BALANCE, JUNE 30, 1996                      454,209     3,393,992    11,400     2,162,889      (234,852)   (818,773)      48,940

    Common stock issued                          20           396         -             -             -           -            -

    Preferred dividends paid                      -             -         -             -       (68,400)          -            -

    Net loss                                      -             -         -             -      (840,560)          -            -

    Change in valuation of securities             -             -         -             -             -           -     (210,046)
                                         ----------   -----------  --------   -----------  ------------  ----------   ----------

BALANCE, DECEMBER 31, 1996               $  454,229   $ 3,394,388  $ 11,400   $ 2,162,889  $ (1,143,812) $ (818,773)  $ (161,106)
                                         ==========   ===========  ========   ===========  ============  ==========   ==========

                                      -4-
See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                     Six Month
                                                                   Period Ended                   Year Ended
                                                                    December 31,                   June 30,
                                                                   -------------     --------------------------------
                                                                       1996                 1996             1995
OPERATING ACTIVITIES:
    Net earnings (loss)                                           $     (840,560)     $    (473,643)    $     467,895
    Adjustments to reconcile net earnings (loss)
       to net cash provided by operating activities:
       Deferred income taxes                                            (331,991)          (276,283)           96,000
       Depreciation and amortization                                     152,471             85,659            66,768
       Write-down of investments                                               -          1,271,569                 -
       Write-down of excess of cost over fair value                       81,012                  -                 -
       Depletion of timberland                                                 -                  -           445,687
       Commissions paid in stock                                               -             33,743                 -
       Loss (gain) on sale of property                                    44,852            (21,065)                -
       Gain recognized on held to maturity securities                    (10,883)            (2,408)                -
       Loss recognized on available-for-sale securities                  258,344             12,952                 -
       Fee received in stock                                                   -           (145,550)         (125,000)
       Gain on settlement of Unitel spin off                                   -           (587,365)                -
       Issuance of stock for services                                          -            211,539                 -
       Issuance of stock for employee bonus                                  416                  -                 -
       Net decrease in notes receivable                                   40,314             96,848           226,946
       Net decrease in notes receivable from related parties              58,709             51,946           106,710
       Net change in marketable trading securities                       260,720            160,682          (899,903)
       Equity in losses (earnings) of affiliates                          52,766             (4,041)                -
       Changes in current assets and liabilities:
          Decrease (increase) in:
              Accounts receivable                                        180,972             65,682           (23,168)
              Prepaid expenses and other current assets                    7,871              6,088           (22,614)
              Advances to related parties                                 (6,071)           371,053          (319,175)
              Refundable income taxes                                    106,538           (233,611)                -
          Increase (decrease) in:
              Accounts payable                                            42,940           (107,823)          126,643
              Accrued expenses                                           106,323              7,477           (44,300)
              Reserve for policy claims                                   27,949            (27,078)                -
              Income taxes payable                                             -            (89,594)          (12,850)
                                                                  --------------      -------------     -------------

                           Net cash provided by
                              operating activities                       232,692            406,777            89,639
                                                                  --------------      -------------     -------------

FIRSTMARK CORP. AND SUBSIDIARIES

-------------------------------------------------------------------------------

                                                                     Six Month
                                                                   Period Ended                   Year Ended
                                                                    December 31,                   June 30,
                                                                   -------------     ----------------------
                                                                       1996                 1996             1995
INVESTING ACTIVITIES:
    Acquisition of business, net of cash acquired                              -          1,012,322                 -
    Acquisition costs                                                    (12,492)           (28,998)                -
    Net change in real estate investments                                (12,666)            (9,301)         (144,217)
    Increase in numismatic and stamp investments                               -                  -           (50,701)
    Net change in other investments                                      136,870         (1,722,585)         (440,481)
    Proceeds from held to maturity securities                            200,500                  -          (195,531)
    Proceeds from sale of property and equipment                           8,748                  -                 -
    Purchase of property and equipment                                   (35,865)           (47,735)           (8,104)
    Proceeds from available-for-sale securities                          153,712          1,104,494                 -
    Purchase of available-for-sale securities                           (278,484)          (250,019)                -
    Purchase of held to maturity securities                              (63,135)                 -                 -
                                                                  --------------      -------------     -------------

                           Net cash provided (used) by
                              investing activities                        97,188             58,178          (839,034)
                                                                  --------------      -------------     -------------

FINANCING ACTIVITIES:
    Issuance (purchase) of preferred stock                                     -           (121,500)          825,875
    Payments on other liabilities                                        (33,000)           (41,003)          (61,908)
    Repayment of convertible notes                                             -                  -          (112,500)
    Proceeds from lease buy-back                                               -            158,084                 -
    Purchase of treasury stock                                                 -           (233,625)         (167,726)
    Preferred stock dividends                                            (68,400)          (141,600)         (143,749)
    Payments on borrowed funds                                          (103,126)                 -                 -
                                                                  ---------------      ------------     -------------

                           Net cash provided (used) by
                              financing activities                      (204,526)          (379,644)          339,992
                                                                  --------------      -------------     -------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                     125,354             85,311          (409,403)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                  1,707,327          1,622,016         2,031,419
                                                                   -------------     --------------      -------------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                   $    1,832,681      $   1,707,327     $   1,622,016
                                                                  ==============      =============     =============

See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED DECEMBER 31, 1996
AND THE YEARS ENDED JUNE 30, 1996 AND 1995
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations - Firstmark Corp. ("the Company") and it subsidiaries, based in Waterville, Maine, are engaged in venture capital, consulting services and title insurance. The Company invests its capital in and provides loans to emerging growth or start up companies, and provides financial consulting services to individuals, institutions, and corporations. The Company also issues title insurance policies through branch offices and independent agencies in Mid-Atlantic states of the United States. The majority of the Company's title insurance business is concentrated in Virginia.

      Change in Fiscal Year - On February 4, 1997, the Board of Directors approved a change in the Company's year for financial reporting purposes from a fiscal year ending on June 30 to December 31. The decision to change the fiscal year-end was made in order to conform the Company's financial reporting year to the natural business year of the title insurance industry. The consolidated financial statements include presentation of the transition period for the six month period ended December 31, 1996. Proforma data for the transition period ended December 31, 1996 and 1995 consists of the following:

                                                                                   1996                 1995
                                                                                                     (unaudited)
           Total revenues                                                    $      7,750,960      $   1,760,313
           Total expenses                                                           8,996,457          1,184,972
           Earnings (losses) before income taxes                                   (1,298,263)           575,341
           Income tax expense (benefit)                                              (457,703)           218,600
           Net earnings (loss) applicable to common shares                           (908,960)           285,941
           Earnings (loss) per common share                                          (0.40)               0.13

      Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company, all wholly-owned and majority-owned subsidiaries. Investments in companies in which ownership interest range from 20 to 50 percent, or in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany accounts and transaction have been eliminated.

      Debt and Equity Securities - All marketable securities held for trading or available-for-sale are stated at market value at the balance sheet date, and securities held to maturity are stated at cost. Securities are classified as trading, held for sale, or held to maturity based on management's intent at the time they are purchased. The excess of cost over market for securities available for sale not considered to be other than temporary impaired is shown as a component of stockholders' equity on the balance sheet, net of taxes. Gains or losses realized upon sale, unrealized gains or losses on trading securities, and write-downs necessitated by other than temporary impairment are reflected in income. The cost of securities sold is based on the specific identification of each security held at the time of sale.

      Real Estate and Timber Investments - Investment real estate is stated at the lower of cost or estimated net realizable value less cost of disposal. Sales of units of a real estate development project are recorded when the buyer's down payment is sufficient, collectibility of the receivable is reasonably assured, and the Company has completed substantially all development related to the property sold. Costs of individual units sold are determined by allocating total costs based on the relative fair value of the units. Timberland is stated at cost less depletion on harvested timber.

      Other Investments - Numismatic and stamp investments are carried at the lower of cost or market. Other investments are carried at cost, unless evidence indicates a loss has been incurred, at which time the investments are marked to their net realizable value.

      Title Plants - Title plants consist of title records relating to particular regions and are stated at cost. The costs of acquired title plants and building of new title plants, prior to the time the plants are put into operation, are capitalized. Expenses such as salaries and supplies associated with current maintenance are charged to expense in the year incurred. The cost of title plants is not being amortized because there is no diminution in their value.

      Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to expense over the estimated useful lives of the assets and is computed using the straight-line method for financial reporting purposes. Depreciation for tax purposes is computed based upon accelerated methods. The costs of major renewals or improvements are capitalized while the costs of ordinary maintenance and repairs are charged to expense as incurred.

      Intangible Assets - Goodwill represents the excess of purchase price over net assets acquired, and is being amortized on a straight line basis over 5 to 20 years from the date of acquisition. The Company periodically evaluates goodwill for impairment. In completing this evaluation, the Company compares its best estimate of future cash flows with the carrying value of goodwill. Other intangibles consist of debt issuance cost, related to the issuance of the convertible notes payable, and are being amortized over the five year life of the notes.

      Other Real Estate Owned - Assets acquired in settlement of claims are carried at estimated realizable value. Adjustments to reported estimated realizable values and realized gains and losses on dispositions are recorded as increases or decreases in income.

      Reserve for Loan Losses - The Company measures impairment of loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. SFAS No. 114 requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. A loan is considered impaired when it is probable that a creditor will be unable to collect all interest and principal payments as scheduled in the loan agreement. The Company records interest receipts on impaired loans as interest income only when the ultimate collectibility of the principal is not in doubt. A valuation allowance is maintained to the extent that the measure of the impaired loans is less than the recorded investment.

      Loan losses, net of recoveries on loans previously charged off, are charged to the allowance. The allowance for loan losses is based upon management's periodic evaluation of the portfolio with consideration given to the overall loss experience, delinquency data, financial condition of the borrowers, and such other factors that, in management's judgment, warrant recognition in providing an adequate allowance.

      Revenue Recognition - Title insurance premiums are recognized as income when policies are issued or liabilities are incurred under title commitments, whichever occurs first. An allowance for credits is provided for unearned premiums.

      Commission Revenues and Expenses - The Company records commission revenues and expenses on the sale of life insurance policies or annuities when the sale is complete and the customer has accepted delivery of the product. Brokerage commissions are recorded as customer security transactions are completed. All customer transactions are executed through correspondent brokers, which carry and clear all customer accounts on a fully-disclosed basis. The brokerage subsidiary is a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. Reserve for Policy Claims - Liabilities for reported claims are based on management's estimate of the ultimate loss. Reserves for losses incurred but not reported (IBNR) are estimated based on the use of actuarial methods. Such liabilities are reviewed and updated by management, and any adjustments resulting therefrom are reflected in income currently. Actual results could differ from these estimates.

      Reinsurance - In the normal course of business, the Company seeks to limit its exposure to loss by, ceding reinsurance to other insurance companies or reinsurers, certain levels of risk in various areas of exposure. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.

      Escrow and Trust Deposits - As a service to its customers, the Company administers escrow and trust deposits representing undisbursed amounts received for settlements of mortgage loans and indemnities against specific title risks. These funds are not considered assets of the Company and therefore are excluded from the accompanying consolidated balance sheet.

      Income Taxes - The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The taxable or deductible amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      Earnings (Loss) Per Share - Earnings (loss) per share is computed by dividing net earnings (loss), after reduction for preferred stock dividends, by the weighted average number of common shares outstanding during the year. Earnings (loss) per share is equivalent to fully diluted earnings per share.

      Impact of Recently Issued Accounting Standards - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement was effective for financial statements for fiscal years beginning after December 15, 1995. The implementation of this standard did not have a material impact on the Company's financial statements.

      Statement of Cash Flows - The statement of cash flows is presented using the indirect method which reconciles net income to net cash flows from operating activities. The Company's definition of cash and cash equivalents includes short-term, highly-liquid investments with maturities of three months or less at date of purchase.

      Reclassification - Certain reclassifications have been made to the accompanying statements to permit comparison.

2.    ACQUISITIONS

      Southern Capital Corp. - In June of 1996, Southern Capital Corp. ("SCC"), a Virginia corporation, was merged into Southern Capital Acquisition Corporation ("Southern Capital"), which was acquired by the Company. As part of the acquisition, the shareholders of SCC received 40,000 shares of the Company's Series B, cumulative, non-voting mandatorily redeemable preferred stock, par value $.20 per share. The mandatorily redeemable preferred stock is not convertible by the holders prior to June 30, 1998, but may be converted by the Company into not less than 2,000,000 shares of the Company's common stock, subject to adjustment if the price of the Company's stock is less than $4.00 per share at the time of conversion. If not converted by the Company sooner, the mandatorily redeemable preferred stock begins accruing dividends after January 1, 1997 and is redeemable at the option of the holders at a price of $200 per share after June 30, 1998. As long as any of the Series B mandatorily redeemable preferred stock is outstanding, the Company must set aside as a sinking fund for redemption of the mandatorily redeemable preferred stock, on or before April 1 of each year, commencing April 1, 1997, the sum of $1.0 million.

      The acquisition has been accounted for using the purchase method of accounting whereby the purchase cost was allocated to the fair value of assets acquired and liabilities assumed based on valuations and other studies performed as of the date of the acquisition. Accordingly, the operating results of the acquired companies have been included in consolidated operating results since the date of the acquisition. Combined goodwill resulting from the acquisition amounted to approximately $1.0 million and is being amortized over 20 years on a straight-line basis.

      The following unaudited pro forma information has been prepared assuming that the acquisition had taken place at the beginning of the respective periods. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been effected on the assumed dates.

                                                            Unaudited
                                                   ---------------------------
                                                    June 30,        June 30,
                                                      1996            1995

           Revenues                                $12,225,000     $11,544,000
           Net loss available for common shares    $(1,038,000)    $  (142,000)
           Net loss per common share                 $( .25)         $( .03)


      Prime Securities - The Company issued common stock valued at $100,750 in exchange for the property and equipment and $10,000 in cash of Prime Securities, a Portland, Maine brokerage firm. The excess of the purchase price over fair value of assets acquired was accounted for as goodwill and amortized over 15 years on a straight-line basis. In November 1996, the Company closed its subsidiary Firstmark Prime Securities. Accordingly, the remaining goodwill was written-off as of the balance sheet date.

      Other - The Company purchased the right to service the clients of a former sales representative for a percentage of the commissions estimated to be generated. The purchase was recorded as $100,000 of goodwill and was being amortized as commissions were earned. In November of 1996, the Company wrote-off the remaining balance attributed to this purchase.

3.    INVESTMENTS

      The following is a summary of the Company's investments:



                                                         December 31,                   June 30,
                                                        -------------      -------------------------------
                                                            1996                 1996             1995
           Marketable Securities:
               Trading                                 $     125,750        $     386,470     $    932,153
               Available-for-Sale:
                  Common Stocks                              669,635            1,179,376          309,948
                  Preferred Stocks                           231,031              176,000                -
               Held to Maturity:
                  Bonds and Notes                          1,867,343            2,000,536                -
                                                       -------------        -------------     ------------

                           Total Marketable Securities     2,893,759            3,742,382        1,242,101
                                                       -------------        -------------     ------------

           Venture Capital Investments:
               Loans                                         464,375              534,182           50,000
               Loan Participations                           221,840              288,403          200,000
               Common Stocks                                 682,800              682,800        1,324,789
               Preferred Stocks                              225,000              225,000                -
               Warrants                                      106,250              106,750                -
               Limited Partnerships                          136,275              189,041                -
                                                       -------------        -------------     ------------

                           Total Venture Capital
                              Investments                  1,836,540            2,026,176        1,574,789
                                                       -------------        -------------     ------------

           Real Estate Investments:
               Real estate owned                           1,090,306            1,142,591          772,345
               Other real estate investments                 473,905              408,954          394,330
                                                       -------------        -------------     ------------

                           Total Real Estate
                              Investments                  1,564,211            1,551,545        1,166,675
                                                       -------------        -------------     ------------

           Other Investments:
               Numismatic and Stamp Investments               57,701               57,701           57,701
               Art Pieces                                      2,209                2,209            2,209
                                                       -------------        -------------     ------------

                           Total Other Investments            59,910               59,910           59,910
                                                       -------------        -------------     ------------

                           Total Real Estate and
                              Other Investments            1,624,121            1,611,455        1,226,585
                                                       -------------        -------------     ------------

           Total Investments                           $   6,354,420        $   7,380,013     $  4,043,475
                                                       =============        =============     ============

      Marketable Securities

      In 1995, the Company implemented SFAS No. 115 on accounting for investments in debt and equity securities. Accordingly, all investments in securities held for trading and available-for-sale are carried at market, and securities held to maturity are carried at amortized cost. Previously, securities were carried at the lower of cost or market, except for the securities of the brokerage subsidiary, which were carried at market. The effect of the change was to increase 1995 income before income taxes by $176,063, the amount of unrealized gains at the parent company on trading securities held at June 30, 1995.

      The following is a summary of gains and losses on marketable securities:


                                                                 Six Month
                                                               Period Ended                   Year Ended
                                                                December 31,                   June 30,
                                                               -------------      ---------------------------------
                                                                   1996                   1996             1995
           Securities for Trading:
               Gains (losses) on sales                        $    (77,334)           $   (46,277)      $   244,473
               Unrealized gains (losses)                           (71,510)                34,766           187,100
                                                              ------------            -----------       -----------

           Total trading gains (losses)                           (148,844)               (11,511)          431,573

           Securities Available for Sale:
               Gains (losses) on sales                             (29,594)                23,950            11,561
               Unrealized losses - other than
                  temporary impairment                            (228,750)                     -                 -
                                                              ------------            -----------       -----------

           Total gains (losses) on securities                 $   (407,188)           $    12,439       $   443,134
                                                              ============            ===========       ===========


      Securities held to maturity and available for sale are as follows:



                                                                              December 31, 1996
                                                       --------------------------------------------------------------
                                                                            Gross            Gross         Estimated
                                                           Amortized     Unrealized       Unrealized         Fair
                                                             Cost           Gains           Losses           Value
           Available for Sale:
               Common stocks                           $      922,766    $    28,893    $   282,024     $     669,635
               Preferred stocks                               222,000         10,281          1,250           231,031
                                                       --------------    -----------    -----------     -------------

                                                            1,144,766         39,174        283,274           900,666
                                                       --------------    -----------    -----------     -------------

           Held to Maturity:
               Bonds and Notes                              1,867,343         14,715            448         1,881,610
                                                       --------------    -----------    -----------     -------------

           Total                                       $    3,012,109    $    53,889    $   283,722     $   2,782,276
                                                       ==============    ===========    ===========     =============




                                                                                June 30, 1996
                                                       --------------------------------------------------------------
                                                                            Gross            Gross         Estimated
                                                           Amortized     Unrealized       Unrealized         Fair
                                                             Cost           Gains           Losses           Value
           Available for Sale:
               Common stocks                           $    1,093,463    $   434,653    $   348,740     $   1,179,376
               Preferred stocks                               176,666          2,162          2,828           176,000
                                                       --------------    -----------    -----------     -------------

                                                            1,270,129        436,815        351,568         1,355,376
                                                       --------------    -----------    -----------     -------------

           Held to Maturity:
               Bonds and Notes                              2,000,536              -          7,012         1,993,524
                                                       --------------    -----------    -----------     -------------

           Total                                       $    3,270,665    $   436,815    $   358,580     $   3,348,900
                                                       ==============    ===========    ===========     =============


                                                                                June 30, 1995
                                                        -------------------------------------------------------------
           Available for Sale:
               Common stocks                            $     401,951    $    16,800    $   108,803      $    309,948
                                                        =============    ===========    ===========      ============


      There were no investments classified as held to maturity and no available for sale preferred stock at June 30, 1995.

      Proceeds from sales of investments available for sale were $153,712, $227,689 and $62,912 for the six month period ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively. Gross gains of $12,146, $26,271 and $4,561 were realized for the six month period ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively. Gross losses of $41,740 and $4,730 were realized for the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively. There were no gross losses for the year ended December 31, 1995.

      The contractual maturities of bonds and notes as of December 31, 1996 are as follows:


                                                   Amortized           Market
                                                     Cost               Value

           Due in 1 year or less                 $     321,938    $      321,775
           Due after 1 year through 5 years          1,144,359         1,151,994
           Due after 5 years through 10 years          401,046           407,841
                                                 -------------    --------------

                                                 $   1,867,343    $    1,881,610
                                                 =============    ==============

      Venture Capital Investments

      At June 30, 1995, the Company held a $681,569 investment in a television marketing company, which included stock valued at $125,000 received for consulting services provided by the Company. In addition to this investment, a limited partnership in which the Company is a general partner has invested $360,000 in the marketing company. The marketing company has transferred certain of its operations to a new company, which is attempting to raise additional capital. The Company has received shares of stock in the newly formed company. Due to the uncertainty surrounding the newly formed company and the inability to determine the recoverability of the investment, the Company has written off the entire investment at June 30, 1996.

      Additionally, during the year ended June 30, 1996, the Company provided loans and venture capital to several start up companies. Due to the uncertainty of the ability of these companies to become operational and the inability to determine the recoverability of the investments, the Company has written down several of these investments. Total write-downs of these investments in the quarter ended June 30, 1996 were $1,249,347. There were no write-downs in the six month period ended December 31, 1996 and fiscal year ended June 30, 1995. Included in the write-down amounts is a $450,000 addition to a reserve for loan loss. The following is a summary of activity in the reserve for losses on Venture Capital Investments:


                                                      Six Month
                                                    Period Ended             Year Ended
                                                     December 31,             June 30,
                                                    -------------   -------------------------
                                                        1996             1996           1995

           Balance, beginning                       $   450,000      $         -      $     -
           Additions to reserve charged to expense            -          450,000            -
                                                    -----------      -----------      -------

           Balance, ending                          $   450,000      $   450,000      $
                                                    ===========      ===========      =======

      The Company owned a 21% interest in Unity Telephone Company, which had two wholly-owned subsidiaries: Unitel for its telephone operations and Unicel for its cellular operations. In January 1994, Unity Telephone was merged into InterCel. Prior to the merger, Unity Telephone spun off Unitel to its stockholders in a taxable transaction. The Company received Unitel stock with an appraised value of $642,720, of which $165,568 was estimated to be an ordinary dividend distribution and $477,152 was estimated to be a return of capital distribution. In addition, Firstmark received $367,071 in a cash distribution paid by InterCel to offset the Company's income taxes payable to the transaction. The cash distribution was also considered to be a return of capital dividend to the recipients.

      Receipt of the InterCel shares in the merger were not recorded because of an outstanding option on the Company's Unity holdings. The Unitel investment was accounted for on the cost method because the Company does not exert significant influence over the operations of Unitel. On July 21, 1995, the Company and the option holder reached an agreement in which Firstmark will transfer its Unitel stock and a majority of the InterCel shares received in exchange for cash and Firstmark stock owned by the option holder. The Company retained 57,236 shares of InterCel stock and will also retain up to 29,614 shares of InterCel stock that may be released from an acquisitions escrow account in May 1997. The Company reported a gain of $648,708 as a result of the agreement in July 1995 and will report an additional gain in May 1997 when the escrow distribution occurs.

      Real Estate Investments

      Real estate investments include seasonal cottages, lots that are located on or near Maine lakes, a residential lot in Maine, and ocean side lots in Nova Scotia. These properties are being marketed or developed for marketing. Timberland consists of one tract of timber that was fully harvested at June 30, 1995. In addition, the Company has three subdivided lots of approximately two acres each and approximately 84 acres of raw land in Clarke County, Virginia and a single family housing unit in Everett, Washington.

      The Cumberland Ledges investment is a 67% interest in Cumberland Ledges, a joint venture owning an undeveloped parcel of commercial real estate in Cumberland, Maine. The Falmouth Hills investment is a 50% general partnership interest in Falmouth Hills Limited Partnership, which owns approximately 200 acres of raw residential land in Falmouth, Maine.

      The Company periodically reevaluates its real estate investments and adjusts their values in conjunction with a plan to market them more aggressively. Total adjustments during the year ended June 30, 1996 amounted to $20,000 and were included in cost of real estate revenues. No adjustments were recorded in 1995.

4.    NOTES RECEIVABLES

      The Company provides financing on certain real estate sales after making an appropriate determination of the creditworthiness of the buyer. Property sold is utilized as collateral and would be repossessed and resold by the Company in the event of default. In addition, the Company makes certain business and accommodation loans to its customers and others. These loans are secured by real estate, insurance policies, and other assets of the borrower to the extent deemed necessary by the Company. Most of the Company's loans are due from customers residing in Maine.

      The following is a summary of notes receivable:

                                                                 December 31,                    June 30,
                                                                -------------         ------------------------------
                                                                    1996                   1996            1995

           Real estate mortgage loans                           $    70,000            $    86,183      $    86,889
           Business loans                                           154,429                178,560          211,245
                                                                -----------            -----------      -----------

                                                                    224,429                264,743          298,134
           Less reserve for loan losses                             (45,000)               (45,000)         (30,000)
                                                                -----------            -----------      -----------

                                                                $   179,429            $   219,743      $   268,134
                                                                ===========            ===========      ===========

      The following is a summary of activity in the reserve for losses on notes receivable:

                                                                   Six Month
                                                                 Period Ended                   Year Ended
                                                                  December 31,                   June 30,
                                                                 -------------         -----------------------------
                                                                     1996                   1996           1995
           Balance, beginning                                     $   45,000            $   30,000     $    130,000
           Additions to reserve charged to expense                         -                15,000           22,296
           Loans charged off                                               -                     -         (122,296)
                                                                  ----------            ----------     ------------

           Balance, ending                                        $   45,000            $   45,000     $     30,000
                                                                  ==========            ==========     ============

5.    PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment:

                                                                December 31,                     June 30,
                                                               -------------        --------------------------------
                                                                   1996                     1996           1995
           Land and land improvements                         $     121,800           $     195,339     $   126,839
           Building                                                 364,433                 360,950               -
           Furniture, fixtures, and equipment                     1,632,314               1,634,661         180,778
           Leasehold improvements                                   165,507                 165,088               -
           Property under capital lease                             158,083                 158,083               -
           Automobiles                                                    -                  12,994               -
                                                              -------------           -------------     -----------

                                                                  2,442,137               2,527,115         307,617
           Less accumulated depreciation                          1,436,331               1,396,543         151,056
                                                              -------------           -------------     -----------

           Total property and equipment                       $   1,005,806           $   1,130,572     $   156,561
                                                              =============           =============     ===========

      Depreciation charged to operations was $105,931, $42,220 and $29,707 for the six month period ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively.


6.    BORROWINGS

                                                              December 31,                  June 30,
                                                             -------------      ---------------------------------
                                                                 1996                 1996             1995
       The convertible notes payable are due
           April 1, 1997 and carry interest at 8%.
           The notes are convertible into common
           stock of the Company at $5.00 per share.
           In addition, the Company has the right to
           call the notes at par value plus a 5%
           call premium                                      $   1,035,000      $   1,035,000     $   1,035,000
</TABLE




                                                                   December 31,                      June 30,
                                                                  -------------      -----------------------------------
                                                                      1996                 1996                   1995
           Equity line of credit (assumed as part of relocation
               of an employee) secured by a second deed of trust
               on a single family residential housing unit in
               Everett, Washington, monthly principal and
               interest payments (interest at prime plus 3%)            15,506               16,877                 -

           Mortgage loan (assumed as part of relocation of an
               employee) secured by a first deed of trust on a
               single family residential housing unit in
               Everett, Washington, monthly principal and interest
               payments (interest at 6.1%) final payment due
               December 2022                                          173,845              175,601                 -

           Bankline of credit, unsecured, interest only payments,
               balance due on demand or in April 1998, the
               expiration date of the line (interest at the
               30 day LIBOR rate plus 2%)                             400,000              400,000                 -

           Advance from shareholder, unsecured, interest
               only payments, balance due January 1997
               (interest at prime plus 1%)                                  -              100,000                 -

           Capital lease obligations                                  125,084              158,083                 -
                                                                 -------------        -------------     -------------

           Total borrowings                                     $   1,749,435        $   1,885,561     $   1,035,000
                                                                =============        =============     =============

      The Bank line of credit stipulates that any dividend paid by Southern Title Insurance Corporation shall be used first to pay out any outstanding loan balance under the Bank's line of credit.

      In June of 1996, the Company entered into lease agreements for certain office equipment which, in accordance with generally accepted accounting principles, has been accounted for as a capital lease. As a result, the present value of future minimum lease payments under these leases has been recorded as property under capital leases, in the amount of $158,083. The corresponding liabilities have been recorded as obligations under capital leases.

      The future minimum lease payments under the capital leases as of December 31, 1996 are as follows:


           1997                                               $    61,236
           1998                                                    61,236
           1999                                                    20,412
                                                              -----------

           Total lease payments                                   142,884
           Less:  Amount representing interest                     17,800

           Present value of future minimum lease payments     $   125,084
                                                              ===========

7.    INCOME TAXES

      The following is a summary of income tax expense (benefit):

                                 Current          Deferred          Total

Six Month Period Ended
December 31, 1996
Federal                       $    (85,212)    $   (364,232)    $   (449,444)
State                              (40,500)          32,241           (8,259)
                              ------------     ------------     ------------

                              $   (125,712)    $   (331,991)    $   (457,703)
                              ============     ============     ============

Year Ended
June 30, 1996
Federal                       $     (5,589)    $   (247,200)    $   (252,789)
State                                  (53)         (29,083)         (29,136)
                              ------------     ------------     ------------

                              $     (5,642)    $   (276,283)    $   (281,925)
                              ============     ============     ============

Year Ended
June 30, 1995
Federal                       $    166,000     $     72,000     $    238,000
State                               42,000           24,000           66,000
                              ------------     ------------     ------------

                              $    208,000     $     96,000     $    304,000
                              ============     ============     ============


      The actual tax expense differs from the expected tax (computed at the U.S. federal corporate tax rate of 34.0% applied to earnings before income taxes) for the following reasons:

                                                      Six Month
                                                    Period Ended                    Year Ended
                                                     December 31,                    June 30,
                                                    -------------        --------------------------------
                                                        1996                   1996             1995

Expected tax expense (benefit)                     $   (441,409)          $   (256,893)      $   262,444
State income taxes, net of federal taxes                 (5,451)               (30,233)           43,560
Nondeductible goodwill amortization                           -                      -             1,765
Dividend deduction for corporations                           -                      -            (3,487)
Other                                                   (10,843)                 5,201              (282)
                                                   ------------           ------------       -----------

                                                   $   (457,703)          $   (281,925)      $   304,000
                                                   ============           ============       ===========

      The tax effects of each type of significant items that give rise to deferred taxes are:

                                                                  December 31,                     June 30,
                                                                 -------------        -------------------------------
                                                                     1996                    1996           1995

           Deferred Tax Asset:
               Allowance for loan losses                        $    221,834            $    240,324     $   10,000
               Net unrealized loss on investments                    143,808                       -         72,000
               IBNR reserve                                          292,309                 221,288              -
               Net unrealized loss on real estate                    117,608                 106,588              -
               NOL carryforward                                      538,119                 225,602              -
               Net unrealized loss on securities
                  available for sale                                  82,994                       -              -
               Other                                                  71,846                  35,789         (2,000)
                                                                ------------            ------------     ----------

               Deferred tax asset                                  1,468,518                 829,591         80,000
                                                                ------------            ------------     ----------

           Deferred Tax Liability:
               Net unrealized gain on securities
                  available for sale                                       -                  35,874              -
               Premium reserve                                       850,998                 684,244              -
               Purchase accounting adjustments                       111,175                 136,243              -
               Depreciation                                          148,050                  58,020              -
               Other                                                  17,436                  17,436              -
                                                                ------------            ------------     ----------

               Deferred tax liability                              1,127,659                 931,817              -
                                                                ------------            ------------     ----------

           Net Deferred Tax Asset (Liability)                   $    340,859            $   (102,226)    $   80,000
                                                                ============            ============     ==========

      At December 31, 1996, the Company has net operating loss carryforwards totaling $1,582,704 related to the acquisition of Southern Capital which will be utilized by that subsidiary, subject to certain tax law limitations. The Company expects to utilize these carryforwards prior to their expiration dates and, accordingly, has recorded a deferred tax asset of $538,119 for the amount of these carryforwards.

8.    RELATED PARTY TRANSACTIONS

      Related party balances include receivables and advances from related parties arising in the normal course of business. Interest at the current rate is charged on notes, and no interest is charged on advances. Notes receivable are substantially secured by real estate mortgages.

                                                                     December 31,                  June 30,
                                                                     ------------         ----------------------
                                                                        1996                 1996          1995
           Interest bearing notes:
               Officers                                              $         -        $    25,000     $         -
               Employees and independent agents                           88,200             97,123         100,145
               Others                                                     63,026             87,812         210,193
                                                                     -----------        -----------     -----------

                                                                     $   151,226        $   209,935     $   310,338
                                                                     ===========        ===========     ===========

           Advances to related parties:
               Limited partnerships in operation                     $    57,962        $    50,505     $         -
               Limited partnerships being formed                               -                  -         361,504
               Other advances to employees and officers                    1,225              2,611          62,665
                                                                     -----------        -----------     -----------

                                                                     $    59,187        $    53,116     $   424,169
                                                                     ===========        ===========     ===========

           Advances from related parties:
               Advance from shareholder                              $         -        $   100,000     $         -
                                                                     ===========        ===========     ===========

      The Company is the general partner in Firstmark Vacationland Partners, a limited partnership that purchases, develops, and sells vacation property. Non-interest bearing advances to Vacationland amounted to $4,764 and $1,000 at December 31, 1996 and June 30, 1996, respectively.

      The Company is the general partner in Venture One Limited Partnership, a venture capital fund formed in 1995. The Company received management fees from the partnership in the amount of $13,725 and $26,700 during the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively. As of December 31, 1996, June 30, 1996 and 1995, the Company had advances outstanding of $38,488, $28,625 and $361,000, respectively.

      The Company is also the general partner in Equity First Limited Partnership, an equity fund formed in 1995. The Company received management fees from the partnership in the amount of $17,500 and $26,250 during the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively. As of December 31, 1996 and June 30, 1996, the Company had advances outstanding of $10,210 and $20,880, respectively.

9.    CASH FLOW INFORMATION

      The following is a summary of noncash investment and financing transactions:

                                              Six Month
                                            Period Ended                Year Ended
                                             December 31,                 June 30,
                                           --------------     ------------------------------
                                                1996              1996            1995
Stock issued for business acquisition        $     -         $   8,750,000     $      -
Purchase of client list for note                   -                   -         100,000

      The following non-cash revenues and expenses are included as adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

                                                                   Six Month
                                                                 Period Ended                   Year Ended
                                                                  December 31,                   June 30,
                                                                 -------------       -------------------------------
                                                                     1996                   1996           1995

           Stock issued for consulting services                   $     -              $    211,539     $         -
           Stock received for consulting services                       -                   145,550         125,000
           Commissions paid in securities                               -                    33,743               -
           Gain on settlement of Unitel spin off
               (Treasury stock received)                                -                   300,000               -
           Stock issued for employee bonus                            416                         -               -

      Cash paid for interest and income taxes is as follows:

                                                                   Six Month
                                                                 Period Ended                   Year Ended
                                                                  December 31,                   June 30,
                                                                 -------------       ------------------------------
                                                                     1996                  1996            1995

           Interest                                               $   42,085           $    85,000      $    87,000
                                                                  ==========           ===========      ===========

           Income taxes                                           $        -           $   282,000      $   220,850
                                                                  ==========           ===========      ===========

10.   PREFERRED STOCK - SERIES A

      At December 31, 1996, the Company had 57,000 shares of Series A Preferred Stock outstanding. Each Series A share was issued with ten attached warrants which allow for the purchase of common stock at $6.00 per share within three years. The stock pays dividends at a 6% rate ($2.40 per share) and is convertible into ten shares of common stock at $4.00 per share.

11.   COMMITMENTS AND CONTINGENCIES

      The Company leases the majority of its offices and certain equipment under noncancellable operating lease agreements. In addition the Company leases its administrative offices in Waterville, Maine from a company controlled by corporate officers and key people affiliated with the Company. The facility is rented under a noncancelable operating lease expiring in 2003. The lease calls for rent at $3,665 per month, of which a portion is subleased. Future minimum lease payments under these lease agreements are as follows as of December 31, 1996:


           1997                                     $   350,973
           1998                                         287,474
           1999                                          88,326
           2000                                          86,987
           2001                                          62,439
           Thereafter                                    87,960
                                                    -----------

           Total future minimum lease payments      $   964,159
                                                    ===========



      Total rental expense under noncancellable operating leases approximated $227,229, $107,000 and $67,000 for the six month period ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively.

      In the normal course of business, the Company is a party to several lawsuits. At this time, the outcome of such suits are not determinable, however, in the opinion of management, none of the proceedings will have a material adverse effect on the Company's financial position or results of operations.

12.   RETIREMENT PLAN

      The Company has 401(k) profit sharing plans (the "Plans") covering employees who meet the participation requirements outlined in the Plans. The Company's contribution aggregated $3,360, $8,608 and $1,163 for the six month period ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively. Contributions to the Plans are made based on a matching percentage of employee contributions as designated in the Plans.

13.   REGULATORY REQUIREMENTS

      The Company's title insurance subsidiary, Southern Title Insurance Corp ("Southern Title"), is subject to a $4,000,000 minimum level of capital and surplus, at December 31, 1996, as required by statutes of the states in which it is authorized to do business. Southern Title is also subject to regulations under which the payment of certain dividends requires the prior approval of applicable insurance regulatory authorities. At December 31, 1996, Southern Title exceeded all minimum statutory capital requirements.

      The maximum amount of dividends which can be paid by insurers domiciled in the Commonwealth of Virginia without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. As required by state law, Southern Title's statutory surplus at December 31, 1996 was $4,317,628. In accordance with these restrictions, $317,628 is available for dividends subject to the broad discretionary powers of insurance regulatory authorities to further limit dividend payments of insurance companies.

      At December 31, 1996, investments and certificates of deposits with a book value of $977,966 were either on deposit with various regulatory authorities or held by Southern Title in accordance with statutory requirements for the protection of its policyholders.

14.   STATUTORY FINANCIAL INFORMATION

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which differ in some respects from the statutory accounting requirements for reporting in Southern Title's annual statements filed with insurance regulatory authorities. Reconciliations of net earnings and stockholder's equity as reported to the insurance regulatory authorities to that reported in the accompanying consolidated financial statements are as follows:

                                                          Six Month Period                      Year Ended
                                                       Ended December 31,1996                  June 30, 1996
                                                     ----------------------------         ---------------------------
                                                         Net                                 Net
                                                      Earnings      Stockholders'         Earnings      Stockholders'
                                                       (Loss)          Equity              (Loss)          Equity
           Balances - Firstmark
                Consolidated - GAAP basis          $   (908,960)   $    3,899,215      $   (615,243)    $   5,017,805

           Adjustments:
                Losses and stockholders'
                   deficit of companies
                   not included in
                   statutory reporting                  772,536         4,512,176           629,772         2,258,144
                                                   ------------    --------------      ------------     -------------

           Balances - Southern Title -
                GAAP basis                             (136,424)        8,411,391            14,529         7,275,949

           Adjustments:
                Statutory reserves                     (125,368)       (2,571,409)           59,806        (2,446,041)
                Restored non-admitted assets             16,189        (2,337,797)                -        (1,314,568)

                IBNR reserve                             46,001           693,660           (47,918)          656,532
                Deferred income taxes                   (76,462)          121,783            (6,899)          149,738
                                                   ------------    --------------      ------------     -------------

           Balances - Southern Title -
                statutory basis                    $   (276,064)   $    4,317,628      $     19,518     $   4,321,610
                                                   ============    ==============      ============     =============

15.   LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

      Activity in the liability for unpaid known claims and claim adjustment expense is summarized as follows:

                                                                                  Six Month
                                                                                Period Ended           Year Ended
                                                                                 December 31,           June 30,
                                                                                -------------          ----------
                                                                                    1996                  1996

           Balance, beginning                                                    $   944,754           $         -
                                                                                 -----------           -----------

           Acquired balance at June 7, 1996                                                -               971,832
               Less reinsurance recoverables                                          12,825                20,205
                                                                                 -----------           -----------

           Net balance                                                               931,929               951,627
                                                                                 -----------           -----------

           Incurred related to:
               Current year                                                           26,142                35,807
               Prior years                                                            68,127               (22,222)
                                                                                 -----------           -----------

           Total incurred                                                             94,269                13,585
                                                                                 -----------           -----------

           Paid net of recoveries related to:
               Current year                                                          (31,281)                3,320
               Prior years                                                            97,601                37,343
                                                                                 -----------           -----------

           Total paid                                                                 66,320                40,663
                                                                                 -----------           -----------

           Net balance, ending                                                       959,878               924,549

               Plus reinsurance recoverables                                          12,825                20,205
                                                                                 -----------           -----------

           Balance, ending                                                       $   972,703           $   944,754
                                                                                 ===========           ===========

      As a result of changes in estimates of insured events in prior years, the provision for claims and claim adjustment expense decreased by $32,150 and $22,222 during the six months ended December 31, 1996 and the year ended June 30, 1996, respectively.

      State insurance regulations require an insurer to obtain reinsurance to limit the primary insurer's coverage. The Company has elected reinsurance limits lower than the State requirements. Although the ceding of insurance does not discharge an insurer from its primary liability to an insured, the reinsuring company assumes the related liability and, accordingly, the ceding company's liabilities do not include amounts for reinsured exposure. Reinsurance expected to be recovered on claims filed was $12,825 and $20,205 as of December 31, 1996 and June 30, 1996, respectively.

      The effect of reinsurance on premiums earned is as follows:

                                             Six Month
                                           Period Ended           Year Ended
                                            December 31,           June 30,
                                               1996                  1996


Premiums assessed against policyholders    $   7,387,350          $   804,156
Reinsurance ceded                                (65,914)              (1,121)
                                           -------------          -----------

Net Premium Earned                         $   7,321,436          $   803,035
                                           =============          ===========


      The Company evaluates the financial condition of its reinsurer and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurer to minimize its exposure to significant losses for reinsurance insolvencies.

16.   DISCLOSURES CONCERNING THE FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined based on available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and Short-Term Investments - The nature of these instruments and their relatively short maturities provides for the reporting of fair value equal to the historical cost.

      Accounts Receivables and Accounts Payable - The nature of these instruments and their relatively short maturities provides for the reporting of fair value equal to the historical cost.

      Investment Securities - The fair value of investment securities is based on quoted market prices. The fair value of the Company's investment securities is disclosed in Note 3 of these financial statements.

      Venture Capital Investments - The fair values of some of the venture capital investments are estimated primarily on the most recent rounds of financing and securities transactions and to a lesser extent, on other pertinent information, including financial condition and operations. For other investments for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The investments are carried at the lower of cost or estimated net realizable value.

      Real Estate and Other Investments - The carrying amount is a reasonable estimate of the fair value.

      Notes Receivable - The fair value of the Company's notes receivable is estimated based on the current rates offered for similar issuances.

      Convertible Notes Payable and Other Borrowings - The fair value of the Company's convertible notes payable and other borrowings is estimated based on the current rates available to the Company for debt of similar terms and remaining maturities. At December 31, 1996 and June 30, 1996, fair value approximates carrying value.

      The estimated fair values of the Company's financial instruments are as follows:

                                                         December 31,                            June 30,
                                                             1996                                  1996
                                               ---------------------------------    --------------------------------
                                                   Carrying           Fair               Carrying          Fair
                                                    Amount            Value               Amount           Value
           Venture Capital investments
               for which it is:
               Practicable to estimate
                  fair value                    $   1,561,540    $   2,077,540       $   1,850,676     $   2,360,675
               Not practicable                        334,911                -             235,411                 -
           Notes receivable                           330,655          293,908             429,678           392,420
                                                -------------    -------------       -------------     -------------

                                                $   2,227,106    $   2,371,448       $   2,515,765     $   2,753,095
                                                =============    =============       =============     =============

17.   INDUSTRY SEGMENT INFORMATION

      The following summarizes the Company's operating results and certain other financial information by industry segment. The financial services segment includes insurance consulting and marketing, investment advisory services, financial planning, management consulting and venture capital services. Financial services also includes the Company's investments in marketable securities, loans, and cash and other investments.

                                                                 Six Month
                                                               Period Ended                   Year Ended
                                                                December 31,                   June 30,
                                                               -------------      ---------------------------------
                                                                   1996                 1996              1995

           Revenues:
               Financial Services                            $      462,814        $    1,687,170    $    1,706,909
               Venture Capital                                     (305,558)              859,394         1,347,544
               Title Insurance                                    7,593,704               848,295                 -
                                                             --------------        --------------    --------------

                                                                  7,750,960             3,394,859         3,054,453
                                                             --------------        --------------    --------------

           Earnings (losses) before income taxes:
               Financial Services                                  (315,926)              (70,400)          302,467
               Venture Capital                                     (621,995)             (715,687)          469,428
               Title Insurance                                     (307,576)               26,478                 -
               Equity in earnings (losses)
                  of affiliates                                     (52,766)                4,041                 -
                                                             --------------        --------------    --------------

                                                                 (1,298,263)             (755,568)          771,895
                                                             --------------        --------------    --------------

           Identifiable assets:
               Financial Services                                   877,030             1,290,461         5,981,884
               Venture Capital                                    4,746,263             4,918,428         1,346,229
               Title Insurance                                   11,447,102            11,743,168                 -
                                                             --------------        --------------    --------------

                                                             $   17,070,395        $   17,952,057    $    7,328,113
                                                             ==============        ==============    ==============

18.   SUBSEQUENT EVENTS

      As of January 15, 1997, the Company has reached agreements in principle with its President and its Chief Financial Officer for a series of transactions whereby, the Company will transfer the stock of three subsidiaries; Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties, to the Chief Financial Officer. At the time of transfers, it is anticipated that the three subsidiaries' total net assets will be approximately $150,000, representing approximately four percent of the Company's net assets at December 31, 1996. The Chief Financial Officer will resign her position, but continue to serve the Company as a consultant until July 1997. She will receive $30,000 for her services as a consultant and will be compensated if holders of $500,000 or more of the Company's convertible notes payable agree to extend the maturity of such notes. The President will resign his position, but will continue to serve as a consultant for one year and will receive $90,000.

      As a result of the above, the Company expects to be released from several obligations. First, in connection with the transfer of the stock of the subsidiaries Firstmark Capital Corp. will assume the Company's obligations under the lease for the Company's principal office in Waterville, Maine. Currently, the rent under this lease, which terminates on December 31, 2003, is approximately $43,980 per year. In addition, the President and the Chief Financial Officer will cancel their three-year employment agreements with the Company whereby they were entitled to receive base compensation of $120,000 per year and additional compensation based on any fees or commissions that they generated as employees of the Company.

      The Board of Directors met and unanimously approved the conversion of its Series B mandatorily redeemable preferred stock into 3,230,286 shares of the Company's common stock effective April 2, 1997. Due to the Company's investment in a radio broadcasting company, certain Federal Communication Commission guidelines must be met prior to the actual issuance of the common stock certificates.

      The Series B mandatorily redeemable preferred stock entitles the holders to dividends in the aggregate amount of $126,400. The preferred stock dividend will be paid on or before June 30, 1997, but no earlier than April 30, 1997. Additionally, the approval of the conversion of the Series B Preferred Stock eliminated the obligation to establish a sinking fund beginning April 1, 1997, for the redemption of such stock. The conversion of the Series B mandatorily redeemable preferred stock required certain amendments to the Company's Articles of Incorporation which were approved by the Company's shareholders at a special meeting of shareholders held on February 25, 1997. Had the stock conversion occurred on July 1, 1996, pro forma net loss per share would have approximated $0.17.

      Holders of $585,000 of the Company's 8% 1992 Promissory Notes due April 21, 1997, have agreed to extend the maturity date of the indebtedness evidenced by the Company issuing new notes with a maturity date of March 1, 1999. The new notes increased the interest rate to 9% and added a more favorable conversion feature. The holders of additional 8% 1992 Promissory Notes will have the opportunity to extend the maturity date of the indebtedness evidenced by their notes at any time prior to April 21, 1997. Any notes that are not exchanged for new notes with a maturity of March 1, 1999, will be repaid with cash the Company currently has available or expects to be available upon maturity of such notes.

                                  * * * * * *