Form 10QSB
period 1997-03-31
FIRSTMARK CORP /ME/
filed 1997-05-20
CIK 820588

10QSB
                             10QSB filed by Firstmark Corp.

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

Commission File Number: 0-20806



                                 FIRSTMARK CORP.

             (Exact name of registrant as specified in its charter)





Maine                                                       01-0389195
(State or other jurisdiction of                             (I.R.S. Employer)
incorporation or organization)                              Identification No.)

222 Kennedy Memorial Drive, Waterville, ME                  04901
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (207)873-6362

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at March 31, 1997
-------------------------------------------------------------------------------
Common stock, $.20 par value                     2,271,144

                        FIRSTMARK CORP. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.

Part I            Financial Information

         Condensed Consolidated Balance Sheets -
            March 31, 1997 and December 31, 1996                         1

         Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 1997 and 1996                   2

         Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996                   3

         Notes to Condensed Consolidated Financial Statements            4

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    5-6

Part II           Other Information

         Item 1.           Legal Proceedings                             7

         Item 2.           Changes in Securities                         7

         Item 3.           Defaults upon Senior Securities               7

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                       7

         Item 5.           Other Information                             7

         Item 6.           Exhibits and Reports on Form 8-K              7

PART I - FINANCIAL INFORMATION
                  FIRSTMARK CORP. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                       March 31, 1997    December 31,
                                                                        (Unaudited)          1996 *
                                                                        -------------    ------------
Cash and cash equivalents                                                $  1,647,509    $  1,832,681
Accounts and notes receivables - trade, net                                   976,179       1,063,926
Accounts and notes receivables - related parties                              184,517         210,413
Income taxes receivable                                                       355,327         330,372
Marketable securities:
     Trading                                                                  297,678         125,750
     Held for sale                                                            801,550         900,666
     Held to maturity                                                       1,856,978       1,867,343
Venture capital investments, net                                            1,680,644       1,836,540
Real estate and other investments                                           1,423,166       1,624,121
Title plant                                                                 3,544,243       3,544,243
Property, plant and equipment, net                                            901,124       1,005,806
Excess of cost over fair value                                              1,002,732       1,013,696
Deferred tax asset                                                          1,540,808       1,468,518
Other assets                                                                  204,917         246,320
                                                                         ------------    ------------
                                                                          $16,417,372     $17,070,395
                                                                         ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and other liabilities                              $    324,923    $    571,383
     Borrowed funds                                                         1,548,198       1,749,435
     Reserve for title policy claims                                          942,121         972,703
     Deferred tax liability                                                 1,134,580       1,127,659
                                                                         ------------    ------------
                                                                            3,949,822       4,421,180
                                                                         ------------    ------------

MANDATORILY  REDEEMABLE  PREFERRED  STOCK
     Series B, $0.20 par value - authorized 188,000
     shares; issued 40,000 shares (liquidation preference
     $8,000,000)                                                            8,750,000       8,750,000
                                                                         ------------    ------------

Stockholders' Equity:
     Preferred stock, Series A, $0.20 par value
       authorized 250,000 shares; issued 57,000
       shares (liquidation  preference $2,280,000)                             11,400          11,400
     Common stock, $0.20 par value - authorized
       5,000,000 shares; issued 2,271,144                                     454,229         454,229
     Additional paid-in capital - preferred                                 2,162,889       2,162,889
     Additional paid-in capital - common                                    3,394,388       3,394,388
     Retained earnings (deficit)                                           (1,507,483)     (1,143,812)
     Treasury stock, at cost - 201,554 shares                                (818,773)       (818,773)
     Net unrealized gain (loss) on marketable
       equity securities available for sale, net of taxes                      20,900        (161,106)
                                                                         ------------    ------------
                   Total Stockholders' Equity                               3,717,550       3,899,215
                                                                         ------------    ------------
                                                                         $ 16,417,372    $ 17,070,395
                                                                         ============    ============

*Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                      1997          1996
                                                  -----------    -----------
Revenues
     Title insurance                              $ 2,145,729    $         0
     Commissions and fees                               5,261        596,246
     Investment gains (losses)                       (145,674)        38,866
     Interest and dividends                           165,207         30,697
     Other revenues                                    39,187          2,820
                                                  -----------    -----------

         Total revenues                             2,209,710        668,629

Expenses
     Employee compensation and benefits             1,091,632         70,051
     Commissions and fee expense                      745,104        251,704
     Write-offs of investments                        100,000
     General and administrative expenses              772,093        142,868
                                                  -----------    -----------

         Total expenses                             2,708,829        464,623
                                                  -----------    -----------

Earnings (losses) before income taxes                (499,119)       204,006

Income tax (benefit) expense                         (169,648)        72,955
                                                  -----------    -----------

Net earnings (loss)                                  (329,471)       131,051

Preferred stock dividend                               34,200         35,400
                                                  -----------    -----------

Net earnings (loss) applicable to common shares   $  (363,671)   $    95,651
                                                  ===========    ===========

Earnings (loss) per common share                  $      (.16)   $       .05
                                                  ===========    ===========
Weighted - average number of shares outstanding     2,271,144      2,136,466
                                                  ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                                1997           1996
                                                            -----------    -----------
Cash flows from Operating Activities
     Net earnings (loss)                                    $  (329,471)   $   131,051
     Adjustments to reconcile net income
       to net cash provided by operating activities
         Depreciation and amortization                           59,370         15,657
         Write-down of investments                              100,000
         Collection of income taxes receivable                  144,773
         Marketable securities - trading account               (171,928)        33,318
         Changes in assets and liabilities                      (79,215)      (290,166)
                                                            -----------    -----------

            Net cash used by operating activities              (276,471)      (110,140)
                                                            -----------    -----------

Cash flows from Investing Activities
     Decrease (increase) in real estate                         200,955         (5,847)
     Decrease in notes receivable                                26,665          9,359
     Additions to other investments                                           (692,485)
     Securities held for sale                                    99,116        248,529
     Purchase of property and equipment                                         (9,330)
                                                            -----------    -----------

            Net cash provided (used) by investing activities    326,736       (449,774)
                                                            -----------    -----------

Cash flows from Financing Activities
     Issuance (purchase) of common stock                                       121,340
     Preferred stock dividends                                  (34,200)       (35,400)
     Repayments of borrowed funds                              (201,237)
                                                            -----------    -----------
            Net cash provided (used) by financing activities   (235,437)        85,940
                                                            -----------    -----------

Net change in cash and cash equivalents                        (185,172)      (473,974)

Cash and cash equivalents, beginning of period                1,832,681      1,762,498
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $ 1,647,509    $ 1,288,524
                                                            ===========    ===========
Cash payments for
     Interest                                               $    33,431    $    20,947
                                                            ===========    ===========

     Income taxes                                           $         0    $    49,113
                                                            ===========    ===========



The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                        FIRSTMARK CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

BASIS OF PRESENTATION

1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated
         financial   statements   should  be  read  in  conjunction   with  the
         consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the transition period from July 1, 1996 to December 31, 1996 of Firstmark Corp. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.


2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3.       Earnings (Loss) Per Share

         Earnings (loss) per share are computed by dividing net earnings (loss), after reduction for preferred stock dividends, by the weighted average number of common shares and share equivalents assumed outstanding during the period. Earnings (loss) per share is equivalent to fully diluted earnings per share.

                        FIRSTMARK CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is engaged in title insurance and makes real estate and venture capital investments. In June 1996, Southern Capital Corp. was merged into Southern Capital Acquisition Corporation which was acquired by The Company. Southern Capital Corp. was engaged in venture capital investments and owned Southern Title Insurance Corporation, a title insurance underwriter. The Company's results of operations for three months ended March 31, 1997 include the results of Southern Capital Corp. while the results of operations for the three months ended March 31, 1996 does not include the results of Southern Capital Corp.

RESULTS OF OPERATIONS:
                  Three Months ended March 31, 1997 Compared to
                     the Three Months ended March 31, 1996.

         Total revenue during the three months ended March 31, 1997 was approximately $2,210,000, an increase of approximately $1,541,000, compared to total revenue of $669,000 during the comparable quarter of the prior year. The increase is attributable to the inclusion of the title insurance revenues of $2,146,000 in the current quarter (none for the comparable quarter of the prior year). Title insurance revenues are expected to continue to be the largest source of revenues in the future. Revenues from commissions and fees decreased approximately $591,000 during the current quarter primarily due to Management's decision to close certain business operations, which were not considered profitable, in the latter part of 1996 and to transfer several subsidiaries to the former chief financial officer in January 1997 (see "Part I - Recent Developments" of the Company's Form 10-KSB filed May 5, 1997). Interest and dividends revenue increased approximately $134,000 to $165,000 for the quarter ended March 31, 1997 as compared to $31,000 for the comparable quarter of the prior year. This again was a result of the inclusion of the title insurance operations and consists primarily of the interest and dividends earned on the funds held to cover reserves for policyholders. Investment losses amounted to approximately $146,000 for the quarter ended March 31, 1997 compared to a gain of $39,000 in the prior year quarter. This was primarily the result of sales of certain investments, principally small cap stocks, due to Management's continued review of the Company's investments with an increased focus on their liquidity and future value.

         Operating expenses and general and administrative expenses increased by approximately $2,144,000 during the current quarter compared to the comparable quarter of the prior year. This increase also results from the inclusion of the title insurance operations, which are very labor intensive, in the current quarter. The writeoff of investments of $100,000 in the quarter ended March 31, 1997 (none in the prior year quarter) relate to Management's decision to provide an allowance for certain investments, where the ultimate realization of the Company's investment is in doubt.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's cash and cash equivalents were approximately $1,647,000 at March 31, 1997 as compared to $1,833,000 at December 31, 1996. However, a significant portion of the cash and cash equivalents (approximately $944,000 at March 31, 1997 and $1,136,000 at December 31, 1996) was held by a subsidiary, Southern Title Insurance Corporation ("STIC"), and is subject to certain regulatory requirements as to use. In addition to the liquidity needed for operations, the Company redeemed $450,000 of convertible notes payable, which were due April 21, 1997. Holders of $585,000 of the $1,035,000 of such convertible notes agreed to extend the maturity date of their indebtedness evidenced by these notes until March 1, 1999.

         The Company intends to satisfy its obligations through cash on hand, income tax refunds, sales of marketable securities and other assets and payments received on loans receivable. Management believes that its available and expected sources of cash will be sufficient to enable the Company to satisfy its obligations as they come due.

         Reference in made to the "Description of Business - Regulation" and "Recent Developments" sections included in the Form 10-KSB filed on May 5, 1997.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No new litigation or developments related to previously reported litigation for the quarter ended March 31, 1997.

Item 2.  Changes in Securities

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         A Special Meeting of Shareholders of the Company (the "Meeting") was held on February 25, 1997 in Portland, Maine for the purpose of adopting two amendments to the Company's Articles of Incorporation. As of the record date of the Meeting, a total of 2,080,634 shares of the Common Stock were outstanding and entitled to vote.

         The first amendment was to increase the amount of the Company's authorized Common Stock from 5,000,000 to 30,000,000 shares. At the Meeting, 1,372,707 shares were voted in favor of the first amendment, no shares abstained, 11,252 shares were voted against the first amendment, and 696,675 shares were not voted. These totals represented approval by 66.0% of the total of the Common Stock issued and outstanding, sufficient for approval by the Company's shareholders.

         The second amendment was to opt the Company out of Section 910 of the Maine Business Corporation Act. At the Meeting, 1,363,752 shares were voted in favor of the second amendment, no shares abstained, 4,177 shares were voted against the second amendment, and 712,705 shares were not voted. These totals represented approval by 65.5% of the total of the Common Stock issued and outstanding, sufficient for approval by the Company's shareholders.

         The amendments are described in further detail in the Company's definitive Proxy Statement for a Special Meeting of Stockholders, which was filed with the Securities and Exchange Commission on February 5, 1997.

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports of Form 8-K

(A)      Exhibits
               NONE
(B)      Reports on Form 8-K

         A current report on Form 8-K, dated February 14, 1997, was filed on February 14, 1997 and reported Item 8 to announce a change in the Company's fiscal year.

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