Form 10QSB
period 1997-06-30
FIRSTMARK CORP /ME/
filed 1997-08-19
CIK 820588

10QSB
                         10QSB filed by Firstmark Corp.

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997

Commission File Number: 0-20806



                                 FIRSTMARK CORP.

             (Exact name of registrant as specified in its charter)





Maine                                                  01-0389195
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

222 Kennedy Memorial Drive, Waterville, ME             04901
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code     (207) 873-6392

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                               Outstanding at June 30, 1997
--------------------------------------------------------------------------------

Common stock, $.20 par value                        2,069,590

                        FIRSTMARK CORP. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I            Financial Information

         Condensed Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996                           3

         Condensed Consolidated Statements of Operations -
            Six Months Ended June 30, 1997 and 1996 and
            Three Months Ended June 30, 1997 and 1996                     4

         Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1997 and 1996                       5

         Notes to Condensed Consolidated Financial Statements             6

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7

Part II           Other Information

         Item 1.           Legal Proceedings                              9

         Item 2.           Changes in Securities                          9

         Item 3.           Defaults upon Senior Securities                9

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                        9

         Item 5.           Other Information                              9

         Item 6.           Exhibits and Reports on Form 8-K               9

PART I - FINANCIAL INFORMATION

                        FIRSTMARK CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                    ASSETS
                                                                             June 30, 1997  December 31,
                                                                              (Unaudited)        1996 *
                                                                              -----------   ------------
Cash and cash equivalents                                                     $ 1,364,249   $ 1,832,681
Accounts and notes receivables - trade, net                                     1,340,632     1,063,926
Accounts and notes receivables - related parties                                  215,188       210,413
Income taxes receivable                                                           163,683       330,372
Marketable securities:
     Trading                                                                       58,915       125,750
     Held for sale                                                              1,204,516       900,666
     Held to maturity                                                           1,685,753     1,867,343
Venture capital investments, net                                                1,694,465     1,836,540
Real estate and other investments                                               1,068,592     1,624,121
Title plant                                                                     3,563,008     3,544,243
Property, plant and equipment, net                                                900,910     1,005,806
Excess of cost over fair value                                                    970,497     1,013,696
Deferred tax asset                                                              1,540,808     1,468,518
Other assets                                                                      189,280       246,320
                                                                              -----------   -----------
                                                                              $15,960,496   $17,070,395
                                                                              ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and other liabilities                                   $   394,994   $   571,383
     Borrowed funds                                                             1,235,972     1,749,435
     Reserve for title policy claims                                              892,460       972,703
     Deferred tax liability                                                     1,141,222     1,127,659
                                                                              -----------   -----------
                                    Total Liabilities                           3,664,648     4,421,180
                                                                              -----------   -----------

MANDATORILY REDEEMABLE PREFERRED STOCK
     Series B, $0.20 par value - authorized
     188,000 shares; issued 40,000 shares
     (liquidation preference $8,000,000)                                        8,750,000     8,750,000
                                                                              -----------   -----------

Stockholders' Equity:
     Preferred stock, Series A, $0.20 par value
     authorized 250,000 shares; issued 57,000
     shares (liquidation  preference $2,280,000)                                   11,400        11,400
Common stock, $0.20 par value - authorized
     5,000,000 shares; issued 2,271,144                                           454,229       454,229
Additional paid-in capital - preferred                                          2,162,889     2,162,889
Additional paid-in capital - common                                             3,394,388     3,394,388
Retained earnings (deficit)                                                    (1,609,414)   (1,143,812)
Treasury stock, at cost - 201,554 shares                                         (818,773)     (818,773)
Net unrealized gain (loss) on marketable
  equity securities available for sale, net of taxes                              (48,871)     (161,106)
                                                                              -----------   -----------
              Total Stockholders' Equity                                        3,545,848     3,899,215
                                                                              -----------   -----------
                                                                              $15,960,496   $17,070,395
                                                                              ===========   ===========

*Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                                    (Unaudited)

                                                  Six Months                     Three Months
                                                 Ended June 30                  Ended June 30
                                             1997              1996           1997          1996
                                             ----              ----           ----          ----
Revenues
     Title insurance                       $ 4,701,623    $   803,035    $ 2,555,895    $   803,035
     Commission and fees                         5,261        767,975              0        171,729
     Investment gains (losses)                 248,561        (55,604)       387,034        (94,470)
     Interest and dividends                    221,956         98,567         56,748         67,870
     Other revenues                             98,329         24,614         59,143         21,794
                                           -----------    -----------    -----------    -----------

         Total revenues                      5,275,730      1,638,587      3,058,820        969,958
                                           -----------    -----------    -----------    -----------
 Expenses
     Employee compensation and benefits      2,209,214        804,994      1,117,583        766,112
     Commissions and fee expense             1,636,937        667,782        891,833        454,960
     Write-offs of investments                 100,000      1,099,347              0      1,099,347
     General and administrative expenses     1,739,884        397,375        960,591        184,456
                                           -----------    -----------    -----------    -----------

     Total expenses                          5,686,035      2,969,498      2,970,007      2,504,875
                                           -----------    -----------    -----------    -----------

Earnings (losses) before income taxes         (410,305)    (1,330,911)        88,813     (1,534,917)

Income tax (benefit) expense                  (139,504)      (500,525)        30,144       (573,480)
                                           -----------    -----------    -----------    -----------

Net earnings (loss)                           (270,801)      (830,386)        58,669       (961,437)

Preferred stock dividends                      194,800         70,800        160,600         35,400
                                           -----------    -----------    -----------    -----------

Net earnings (loss) applicable to
     common shares                         $  (465,601)   $  (901,186)   $  (101,931)   $  (996,837)
                                           ===========    ===========    ===========    ===========


Earnings (loss) per common share           $      (.22)   $      (.43)   $      (.05)   $      (.48)
                                           ===========    ===========    ===========    ===========

Weighted-average number of shares
     outstanding                             2,069,590      2,082,483      2,069,590      2,074,191
                                           ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these condensed financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended June 30
                                                              1997          1996
                                                              ----          ----
Cash flows from Operating Activities
     Net earnings (loss)                                $  (270,801)   $  (830,386)
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
        Gain on receipt of Intercel shares                 (381,124)
        Depreciation and amortization                       115,382         51,395
        Write-down of investments                           100,000      1,099,347
        Collection of income taxes receivable               303,385              0
        Marketable securities - trading account             (66,835)       (47,149)
        Changes in assets and liabilities                  (171,788)      (685,372)
                                                        -----------    -----------

        Net cash used by operating activities              (371,781)      (412,165)
                                                        -----------    -----------

Cash flows from Investing Activities
     Acquisition of business, net of cash acquired                       1,012,322
     Acquisition costs                                                     (28,998)
     Decrease (increase) in real estate                     504,828         13,258
     Decrease in notes receivable                            36,925
     Additions to other investments                                     (1,691,277)
     Securities held for sale                                99,116      1,197,627
     Purchase of property and equipment                     (29,257)       (32,501)
                                                        -----------    -----------
     Net cash provided by investing activities              611,612        470,431
                                                        -----------    -----------

Cash flows from Financing Activities
     Purchase of preferred stock                                  0        (81,000)
     Purchase of treasury stock                                   0        (78,718)
     Preferred stock dividends                             (194,800)       (70,800)
     Proceeds from borrowings                               150,000        158,084
     Repayments of borrowed funds                          (663,463)       (41,003)
                                                        -----------    -----------
     Net cash used by financing activities                 (708,263)      (113,437)
                                                        -----------    -----------

Net change in cash and cash equivalents                    (468,432)       (55,171)

Cash and cash equivalents, beginning of period            1,832,681      1,762,498
                                                        -----------    -----------

Cash and cash equivalents, end of period                $ 1,364,249    $ 1,707,327
                                                        ===========    ===========

Cash payments for:
     Interest                                           $    59,305    $    40,970
                                                        ===========    ===========

     Income taxes                                       $         0    $   119,113
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                        FIRSTMARK CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is engaged in title insurance and makes real estate and venture capital investments. In June 1996, Southern Capital Corp. was merged into Southern Capital Acquisition Corporation which was acquired by The Company. Southern Capital Corp. was engaged in venture capital investments and owned Southern Title Insurance Corporation, a title insurance underwriter. The Company's results of operations for the six months ended June 30, 1997 include the results of Southern Capital Corp. while the results of operations for the six months ended June 30, 1996 include the results of Southern Capital Corp. only for the period from June 7, 1996.

RESULTS OF OPERATIONS:

                   Six Months ended June 30, 1997 Compared to
                       the Six Months ended June 30, 1996

Total revenue during the six months ended June 30, 1997 was approximately $5,276,000, an increase of approximately $3,637,000, compared to total revenue of $1,639,000 during the comparable six-month period of the prior year. The increase is attributable to the inclusion of the title insurance revenues of $4,702,000 in the current six-month period as compared to $803,000 in the comparable period of the prior year. Title insurance revenues are expected to continue to be the largest source of revenues in the future. Revenues from commissions and fees decreased approximately $763,000 during the current six-month period primarily due to Management's decision to close certain business operations, which were not considered profitable, in the latter part of 1996 and to transfer several subsidiaries to the former chief financial officer in January 1997 (see "Part I - Recent Developments" of the Company's Form 10-KSB filed May 5, 1997). Interest and dividends revenue increased approximately $123,000 to $222,000 for the six-month period ended June 30, 1997 as compared to $99,000 for the comparable period of the prior year. This again was a result of the inclusion of the title insurance operations and consists primarily of the interest and dividends earned on the funds held to cover reserves for policyholders. Net investment gains amounted to approximately $249,000 for the six-month period ended June 30, 1997 compared to net investment losses of $64,000 in the prior year period. This was primarily the result of a gain (approximately $381,000) recognized on the receipt of shares of Intercel stock previously held in escrow, which was partially offset by losses on the sales of certain investments, principally small cap stocks, due to Management's continued review of the Company's investments with an increased focus on their liquidity and future value.

     Operating expenses and general and administrative expenses increased by approximately $3,716,000 during the current six-month period compared to the comparable period of the prior year. This increase also results from the inclusion of the title insurance operations, which are very labor intensive, for the full six-month period as compared to a period of less than one month in the comparable period of the prior year. Writeoffs of approximately $1,099,000 in the prior year period relate principally to investments in venture capital investments and loans in several startup companies, where the future value and collectibility of such amounts were uncertain. The writeoff of investments of $100,000 in the current period ended June 30, 1997 relates to Management's decision to continue to provide an allowance for certain investments, where the ultimate realization of the Company's investment is in doubt.

                  Three Months ended June 30, 1997 Compared to
                      the Three Months ended June 30, 1996

     Total revenue during the three months ended June 30, 1997 was approximately $3,059,000, an increase of approximately $2,089,000, compared to total revenue of $970,000 during the comparable quarter of the prior year. The increase is attributable to the inclusion of the title insurance revenues of $2,556,000 in the current quarter as compared to $803,000 in the comparable quarter of the prior year. Title insurance revenues are expected to continue to be the largest source of revenues in the future. Revenues from commissions and fees decreased approximately $172,000 during the current quarter primarily due to Management's decision to close certain business operations, which were not considered profitable, in the latter part of 1996 and to transfer several subsidiaries to the former chief financial officer in January 1997 (see "Part I - Recent Developments" of the Company's Form 10-KSB filed May 5, 1997). Interest and dividends revenue amounted to approximately $57,000 in the current quarter ended June 30, 1997 compared to $68,000 for the comparable quarter of the prior year.

Net investment gains amounted to approximately $387,000 for the current quarter compared to net investment losses of $94,000 in the prior year quarter. This was primarily the result of a gain (approximately $381,000) recognized on the receipt of shares of Intercel stock previously held in escrow.

     Operating expenses and general and administrative expenses increased by approximately $1,564,000 during the current quarter compared to the comparable quarter of the prior year. This increase also results from the inclusion of the title insurance operations, which are very labor intensive, for the full quarter as compared to a period of less than one month in the comparable quarter of the prior year. Writeoffs of approximately $1,099,000 in the prior year period relate principally to investments in venture capital investments and loans in several startup companies, where the future value and collectibility of such amounts were uncertain.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's cash and cash equivalents were approximately $1,364,000 at June 30, 1997 as compared to $1,833,000 at December 31, 1996. However, a significant portion of the cash and cash equivalents (approximately $1,020,000 at June 30, 1997 and $1,136,000 at December 31, 1996) was held by a subsidiary, Southern Title Insurance Corporation ("STIC"), and is subject to certain regulatory requirements as to use. In addition to the liquidity needed for operations, the Company redeemed $450,000 of convertible notes payable, which were due April 21, 1997. Holders of $585,000 of the $1,035,000 of such convertible notes agreed to extend the maturity date of their indebtedness evidenced by these notes until March 1, 1999.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 20, 1997, the beneficiaries of the DiBello Loving Trust filed a civil lawsuit against James Vigue, former President and Chief Executive Officer of the Company, Ivy Gilbert, former Treasurer and Chief Financial Officer of the Company, and the Company. The lawsuit is pending in the Maine Superior Court for Kennebec County.

The beneficiaries allege that James Vigue, as trustee of the trust, mismanaged the trust, breached his duties as trustee, made misrepresentations to them, was negligent in the management of the trust and violated the Maine Securities Act and the Maine Unfair Trade Practices Act. They allege that Ivy Gilbert participated in the breach of trust. They allege that the Company is liable for Mr. Vigue's actions and is liable as a trustee and for violation of the Maine Securities Act and the Maine Unfair Trade Practices Act. The beneficiaries claim compensatory damages in a range of $500,000 to $1 million, plus punitive damages.

     The Company has denied all liability and it intends to defend the lawsuit vigorously.

Item 2.  Changes in Securities

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports of Form 8-K

(A)  Exhibits

     NONE

(B) Reports on Form 8-K

     NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRSTMARK CORP.

                                          /s/ Donald V. Cruickshanks
                                          -----------------------------------
                                          Donald V. Cruickshanks
                                          President and Chief Executive Officer



                                          /s/ Ronald C. Britt
                                          -----------------------------------
                                          Ronald C. Britt
                                          Chief Financial Officer