Form 10QSB
period 1997-09-30
FIRSTMARK CORP /ME/
filed 1997-11-19
CIK 820588

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1997

Commission File Number: 0-20806



                                 FIRSTMARK CORP.

             (Exact name of registrant as specified in its charter)





Maine                                                   01-0389195
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

222 Kennedy Memorial Drive, Waterville, ME              04901
(Address of principal executive                         (Zip Code)
offices)

Registrant's telephone number, including area code      (207)873-6362

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

         Class                          Outstanding at September 30, 1997
-------------------------------------------------------------------------------

Common stock, $.20 par value                       2,069,590

                        FIRSTMARK CORP. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.

Part I            Financial Information

         Condensed Consolidated Balance Sheets -
            September 30, 1997 and December 31, 1996                         1

         Condensed Consolidated Statements of Operations -
            Nine Months Ended September 30, 1997 and 1996 and
            Three Months Ended September 30, 1997 and 1996                   2

         Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996                    3

         Notes to Condensed Consolidated Financial Statements                4

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      5-6

Part II           Other Information

         Item 1.           Legal Proceedings                                 7

         Item 2.           Changes in Securities                             7

         Item 3.           Defaults upon Senior Securities                   7

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                           7

         Item 5.           Other Information                                 7

         Item 6.           Exhibits and Reports on Form 8-K                  7

PART I - FINANCIAL INFORMATION
                        FIRSTMARK CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                    ASSETS
                                                                          September 30, 1997    December 31,
                                                                              (Unaudited)          1996 *
Cash and cash equivalents                                                     $  2,205,705    $  1,832,681
Accounts and notes receivables - trade, net                                      1,078,635       1,063,926
Accounts and notes receivables - related parties                                   174,628         210,413
Income taxes receivable                                                            130,015         330,372
Marketable securities:
     Trading                                                                        66,806         125,750
     Held for sale                                                                 489,114         900,666
     Held to maturity                                                            1,698,686       1,867,343
Venture capital investments, net                                                 1,697,318       1,836,540
Real estate and other investments                                                1,047,221       1,624,121
Title plant                                                                      3,563,008       3,544,243
Property, plant and equipment, net                                                 864,275       1,005,806
Excess of cost over fair value                                                     981,120       1,013,696
Deferred tax asset                                                               1,540,808       1,468,518
Other assets                                                                       173,339         246,320
                                                                              ------------    ------------
                                                                              $ 15,710,678    $ 17,070,395
                                                                              ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and other liabilities                                   $    515,566    $    571,383
     Borrowed funds                                                              1,073,398       1,749,435
     Reserve for title policy claims                                               842,055         972,703
     Deferred tax liability                                                      1,137,200       1,127,659
                                                                              ------------    ------------

                                   Total Liabilities                             3,568,219       4,421,180
                                                                              ------------    ------------

MANDATORILY  REDEEMABLE  PREFERRED  STOCK
     Series B, $0.20 par value - authorized 188,000
     shares; issued 40,000 shares (liquidation preference
     $8,000,000                                                                  8,750,000       8,750,000
                                                                              ------------    ------------

Stockholders' Equity:
     Preferred  stock,  Series A,  $0.20 par value
       authorized 250,000 shares; issued 57,000
       shares (liquidation  preference $2,280,000)                                  11,400          11,400
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 2,271,144                                         454,229         454,229
     Additional paid-in capital - preferred                                      2,162,889       2,162,889
     Additional paid-in capital - common                                         3,394,388       3,394,388
     Retained earnings (deficit)                                                (1,625,926)     (1,143,812)
     Treasury stock, at cost - 201,554 shares                                     (818,773)       (818,773)
     Net unrealized gain (loss) on marketable
       equity securities available for sale, net of taxes                         (185,748)       (161,106)
                                                                              ------------    ------------
                   Total Stockholders' Equity                                    3,492,459       3,899,215
                                                                              ------------    ------------
                                                                              $ 15,710,678    $ 17,070,395
                                                                              ============    ============

*Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months                              Nine Months
                                               Ended September 30                      Ended September 30
                                               1997           1996                    1997           1996
                                               ----           ----                    ----           ----
Revenues
     Title insurance                        $ 2,961,204    $ 2,915,185            $ 7,662,828    $ 3,718,220
     Commissions and fees                             0        285,902                  5,261      1,053,877
     Investment gains (losses)                  112,582        (93,641)               361,143       (153,286)
     Interest and dividends                      85,062         91,555                307,017        190,122
     Other revenues                              99,687            352                198,016         24,966
                                            -----------    -----------            -----------    -----------

         Total revenues                       3,258,535      3,199,353              8,534,265      4,833,899
                                            -----------    -----------            -----------    -----------
 Expenses
     Employee compensation and benefits       1,133,395        997,783              3,342,610      1,675,830
     Commissions and fee expense                980,000      1,525,330              2,616,937      2,319,585
     Write-offs of investments                        0              0                100,000      1,099,347
     General and administrative expenses      1,118,340        926,517              2,858,224      1,324,364
                                            -----------    -----------            -----------    -----------

         Total expenses                       3,231,735      3,449,630              8,917,771      6,419,126
                                            -----------    -----------            -----------    -----------

Earnings (losses) before income taxes            26,800       (250,277)              (383,506)    (1,581,186)

Income tax (benefit) expense                      9,112       (100,353)              (130,392)      (600,878)
                                            -----------    -----------            -----------    -----------

Net earnings (loss)                              17,688       (149,924)              (253,114)      (980,308)

Preferred stock dividends                        34,200         34,200                229,000        105,000
                                            -----------    -----------            -----------    -----------

Net earnings (loss) applicable to
     common shares                          $   (16,512)   $  (184,124)           $  (482,114)   $(1,085,308)
                                            ===========    ===========            ===========    ===========


Earnings (loss) per common share            $      (.01)   $      (.09)           $      (.24)   $      (.52)
                                            ===========    ===========            ===========    ===========

Weighted-average number of shares
     outstanding                              2,069,590      2,074,191              2,069,590      2,077,621
                                            ===========    ===========            ===========    ===========



The accompanying notes are an integral part of these condensed financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended September 30
                                                          1997           1996

Cash flows from Operating Activities
     Net earnings (loss)                              $  (253,114)   $  (980,308)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Gain on receipt and sale of Intercel shares       (479,465)             0
       Deferred income taxes                             (130,392)      (270,527)
       Depreciation and amortization                      175,751        131,407
       Collection of income taxes receivable              303,385              0
       Marketable securities - trading account            (58,944)        85,511
       Changes in assets and liabilities                  173,826       (454,557)
                                                       -----------    -----------

       Net cash used by operating activities             (371,781)      (366,905)
                                                       -----------    -----------

Cash flows from Investing Activities
     Acquisition of business, net of cash acquired              0      1,012,322
     Acquisition costs                                          0        (52,355)
     Decrease in real estate                              526,199              0
     Decrease (increase) in notes receivable              122,984        (16,048)
     (Additions to) reductions in other investments       139,222     (1,677,260)
     Proceeds from sale of securities held for sale       658,629      1,323,334
     Purchase of property and equipment                   (34,220)       (56,966)
                                                       -----------    -----------

     Net cash provided by investing activities          1,412,814        533,027
                                                       -----------    -----------

Cash flows from Financing Activities
     Issuance (purchase) of common stock                        0        154,907
     Purchase of preferred stock                                0        (81,000)
     Purchase of treasury stock                                 0       (233,625)
     Preferred stock dividends                           (229,000)      (105,000)
     Proceeds from borrowings                             150,000        158,084
     Repayments of borrowed funds                        (826,037)       (64,769)
                                                       -----------    -----------

     Net cash used by financing activities               (870,837)      (171,403)
                                                       -----------    -----------

Net change in cash and cash equivalents                   373,024         (5,281)

Cash and cash equivalents, beginning of period          1,832,681      1,762,498
                                                       -----------    -----------

Cash and cash equivalents, end of period              $ 2,205,705    $ 1,757,217
                                                      ===========    ===========

Cash payments for:
     Interest                                         $    83,707    $    62,416
                                                      ===========    ===========

     Income taxes                                     $         0    $   209,113
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                        FIRSTMARK CORP. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company is engaged in title insurance and makes real estate and venture capital investments. In June 1996, Southern Capital Corp. was merged into Southern Capital Acquisition Corporation which was acquired by The Company. Southern Capital Corp. was engaged in venture capital investments and owned Southern Title Insurance Corporation, a title insurance underwriter. The Company's results of operations for the nine months ended September 30, 1997 include the results of Southern Capital Corp. while the results of operations for the nine months ended September 30, 1996 include the results of Southern Capital Corp. only for the period from June 7, 1996.

RESULTS OF OPERATIONS:
                  Nine Months ended September 30, 1997 Compared
                   to the Nine Months ended September 30, 1996

     Total revenue during the nine months ended September 30, 1997 was approximately $8,534,000, an increase of approximately $3,700,000, compared to total revenue of $4,834,000 during the comparable nine-month period of the prior year. The increase is attributable to the inclusion of the title insurance revenues of $7,663,000 in the current nine-month period as compared to $3,718,000 in the comparable period of the prior year. Title insurance revenues are expected to continue to be the largest source of revenues in the future. Revenues from commissions and fees decreased approximately $1,049,000 during the current nine-month period primarily due to Management's decision to close certain business operations, which were not considered profitable, in the latter part of 1996 and to transfer several subsidiaries to the former chief financial officer in January 1997 in exchange for the surrender of certain employment and compensation benefits (see "Part I Recent Developments" of the Company's Form 10-KSB filed May 5, 1997). Interest and dividends revenue increased approximately $117,000 to $307,000 for the nine-month period ended September 30, 1997 as compared to $190,000 for the comparable period of the prior year. This again was a result of the inclusion of the title insurance operations and consists primarily of the interest and dividends earned on the funds held to cover reserves for policyholders. Net investment gains amounted to approximately $361,000 for the nine-month period ended September 30, 1997 compared to net investment losses of $153,000 in the prior year period. This was primarily the result of a gain (approximately $381,000) recognized on the receipt of shares of Intercel stock previously held in escrow and an additional gain of approximately $98,000 when these and other shares of Intercel were ultimately sold, which were partially offset by losses on the sales of certain investments, principally small cap stocks, due to Management's continued review of the Company's investments with an increased focus on their liquidity and future value.

     Operating expenses and general and administrative expenses increased by approximately $3,498,000 during the current nine-month period compared to the comparable period of the prior year. This increase also results from the inclusion of the title insurance operations, which are very labor intensive, for the full nine-month period as compared to a period of less than four months in the comparable period of the prior year. Writeoffs of approximately $1,099,000 in the prior year period relate principally to investments in venture capital investments and loans in several startup companies, where the future value and collectibility of such amounts were uncertain. The writeoff of investments of $100,000 in the current period ended Septembere 30, 1997 relates to Management's decision to continue to provide an allowance for certain investments, where the ultimate realization of the Company's investment is in doubt.


                 Three Months ended September 30, 1997 Compared
                  to the Three Months ended September 30, 1996

     Total revenue during the three months ended September 30, 1997 was approximately $3,258,000, an increase of approximately $59,000, compared to total revenue of $3,199,000 during the comparable quarter of the prior year. Title insurance revenues increased approximately $46,000 to $2,961,000 in the current quarter as compared to $2,915,000 in the comparable quarter of the prior year. Revenues from commissions and fees decreased approximately $286,000 during the current quarter primarily due to Management's decision to close certain business operations, which were not considered profitable, in the latter part of 1996 and to transfer several subsidiaries to the former chief financial officer in January 1997 (see "Part I - Recent Developments" of the Company's Form 10-KSB filed May 5, 1997). Interest and dividends revenue amounted to approximately $85,000 in the current quarter ended September 30, 1997 compared to $92,000 for the comparable quarter of the prior year. Net investment gains amounted to approximately $113,000 for the current quarter compared to net investment losses of $94,000 in the prior year quarter. This was primarily the result of the gain (approximately $98,000) on sale of shares of Intercel discussed above.

     Operating expenses and general and administrative expenses decreased by approximately $218,000 during the current quarter compared to the comparable quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's cash and cash equivalents were approximately $2,206,000 at September 30, 1997 as compared to $1,833,000 at December 31, 1996. However, a significant portion of the cash and cash equivalents (approximately $1,291,000 at September 30, 1997 and $1,136,000 at December 31, 1996) was held by a subsidiary, Southern Title Insurance Corporation ("STIC"), and is subject to certain regulatory requirements as to use.

     The Company intends to satisfy its obligations using cash on hand, income tax refunds, sales of marketable securities and other assets and payments received on loans receivable. Management believes that its available and expected sources of cash will be sufficient to enable the Company to satisfy its obligations as they come due. Additionally, the Company has an available line of credit of $500,000 as of September 30, 1997, for which no borrowings are outstanding at that date.

     Effective October 22, 1997, all of the issued and outstanding shares of the Company's Series B Cumulative Non Voting Preferred Stock were converted into shares of the Company's Common Stock. The effect of the conversion was to increase stockholders' equity by $8,750,000 and increase the number of the issued and outstanding shares of the Company's Common Stock by 3,230,286 shares.

     Reference is made to the "Description of Business - Regulation" and "Recent Developments" sections included in the Form 10-KSB filed on May 5, 1997.

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

The beneficiaries allege that James Vigue, as trustee of the trust, mismanaged the trust, breached his duties as trustee,made misrepresentations to them, was negligent in the management of the trust and violated the Maine Securities Act and the Maine Unfair Trade Practices Act. They allege that Ivy Gilbert participated in the breach of trust. They allege that the Company is liable for Mr. Vigue's actions and is liable as a trustee and for violation of the Maine Securities Act and the Maine Unfair Trade Practices Act. The beneficiaries claim compensatory damages in a range of $500,000 to $1 million, plus punitive damages.

Pretrial discovery is in its initial stages. Thus, the Company is unable to assess the likelihood of an adverse result. The Company has denied all liability and it intends to defend the lawsuit vigorously.

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


                                        FIRSTMARK CORP.



                                        /s/ Donald V. Cruickshanks
                                        ---------------------------------------
                                        Donald V. Cruickshanks
                                          President and Chief Executive Officer



                                        /s/ Ronald C. Britt
                                        ---------------------------------------
                                        Ronald C. Britt
                                          Chief Financial Officer