Form 10QSB/A
period 1997-09-30
FIRSTMARK CORP /ME/
filed 1997-12-03
CIK 820588

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


AMENDMENT NO. 1 TO

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

PART I - FINANCIAL INFORMATION
                        FIRSTMARK CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                    ASSETS
                                                                          September 30, 1997    December 31,
                                                                              (Unaudited)          1996 *
Cash and cash equivalents                                                     $  2,205,705    $  1,832,681
Accounts and notes receivables - trade, net                                      1,078,635       1,063,926
Accounts and notes receivables - related parties                                   174,628         210,413
Income taxes receivable                                                            130,015         330,372
Marketable securities:
     Trading                                                                        66,806         125,750
     Held for sale                                                                 489,114         900,666
     Held to maturity                                                            1,698,686       1,867,343
Venture capital investments, net                                                 1,697,318       1,836,540
Real estate and other investments                                                1,047,221       1,624,121
Title plant                                                                      3,563,008       3,544,243
Property, plant and equipment, net                                                 864,275       1,005,806
Excess of cost over fair value                                                     981,120       1,013,696
Deferred tax asset                                                               1,540,808       1,468,518
Other assets                                                                       173,339         246,320
                                                                              ------------    ------------
                                                                              $ 15,710,678    $ 17,070,395
                                                                              ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and other liabilities                                   $    515,566    $    571,383
     Borrowed funds                                                              1,073,398       1,749,435
     Reserve for title policy claims                                               842,055         972,703
     Deferred tax liability                                                      1,137,200       1,127,659
                                                                              ------------    ------------

                                   Total Liabilities                             3,568,219       4,421,180
                                                                              ------------    ------------

MANDATORILY  REDEEMABLE  PREFERRED  STOCK
     Series B, $0.20 par value - authorized 188,000
     shares; issued 40,000 shares (liquidation preference
     $8,000,000                                                                  8,750,000       8,750,000
                                                                              ------------    ------------

Stockholders' Equity:
     Preferred  stock,  Series A,  $0.20 par value
       authorized 250,000 shares; issued 57,000
       shares (liquidation  preference $2,280,000)                                  11,400          11,400
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 2,271,144                                         454,229         454,229
     Additional paid-in capital - preferred                                      2,162,889       2,162,889
     Additional paid-in capital - common                                         3,394,388       3,394,388
     Retained earnings (deficit)                                                (1,625,926)     (1,143,812)
     Treasury stock, at cost - 201,554 shares                                     (818,773)       (818,773)
     Net unrealized gain (loss) on marketable
       equity securities available for sale, net of taxes                         (185,748)       (161,106)
                                                                              ------------    ------------
                   Total Stockholders' Equity                                    3,392,459       3,899,215
                                                                              ------------    ------------
                                                                              $ 15,710,678    $ 17,070,395
                                                                              ============    ============


*Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                Three Months                              Nine Months
                                               Ended September 30                      Ended September 30
                                               1997           1996                    1997           1996
                                               ----           ----                    ----           ----
Revenues
     Title insurance                        $ 2,961,204    $ 2,915,185            $ 7,662,828    $ 3,718,220
     Commissions and fees                             0        285,902                  5,261      1,053,877
     Investment gains (losses)                  112,582        (93,641)               361,143       (153,286)
     Interest and dividends                      85,062         91,555                307,017        190,122
     Other revenues                              99,687            352                198,016         29,007
                                            -----------    -----------            -----------    -----------

         Total revenues                       3,258,535      3,199,353              8,534,265      4,837,940
                                            -----------    -----------            -----------    -----------
 Expenses
     Employee compensation and benefits       1,133,395        997,783              3,342,610      1,675,830
     Commissions and fee expense                980,000      1,525,330              2,616,937      2,319,585
     Write-offs of investments                        0              0                100,000      1,099,347
     General and administrative expenses      1,118,340        926,517              2,858,224      1,324,364
                                            -----------    -----------            -----------    -----------

         Total expenses                       3,231,735      3,449,630              8,917,771      6,419,126
                                            -----------    -----------            -----------    -----------

Earnings (losses) before income taxes            26,800       (250,277)              (383,506)    (1,581,186)

Income tax (benefit) expense                      9,112       (100,353)              (130,392)      (600,878)
                                            -----------    -----------            -----------    -----------

Net earnings (loss)                              17,688       (149,924)              (253,114)      (980,308)

Preferred stock dividends                        34,200         34,200                229,000        105,000
                                            -----------    -----------            -----------    -----------

Net earnings (loss) applicable to
     common shares                          $   (16,512)   $  (184,124)           $  (482,114)   $(1,085,308)
                                            ===========    ===========            ===========    ===========


Earnings (loss) per common share            $      (.01)   $      (.09)           $      (.23)   $      (.52)
                                            ===========    ===========            ===========    ===========

Weighted-average number of shares
     outstanding                              2,069,590      2,074,191              2,069,590      2,077,621
                                            ===========    ===========            ===========    ===========



The accompanying notes are an integral part of these condensed financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended September 30
                                                          1997           1996

Cash flows from Operating Activities
     Net earnings (loss)                              $  (253,114)   $  (980,308)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Gain on receipt and sale of Intercel shares       (479,465)             0
       Deferred income taxes                             (130,392)      (270,527)
       Depreciation and amortization                      175,751        131,407
       Write-down of investments                          100,000      1,099,347
       Collection of income taxes receivable              303,385              0
       Marketable securities - trading account            (58,944)        85,511
       Changes in assets and liabilities                  208,026       (432,335)
                                                       -----------    -----------

       Net cash used by operating activities             (134,753)      (366,905)
                                                       -----------    -----------

Cash flows from Investing Activities
     Acquisition of business, net of cash acquired              0      1,012,322
     Acquisition costs                                          0        (52,355)
     Decrease in real estate                              526,199              0
     Decrease (increase) in notes receivable              122,984        (16,048)
     (Additions to) reductions in other investments       139,222     (1,677,260)
     Proceeds from sale of securities held for sale       658,629      1,323,334
     Purchase of property and equipment                   (34,220)       (56,966)
                                                       -----------    -----------

     Net cash provided by investing activities          1,412,814        533,027
                                                       -----------    -----------

Cash flows from Financing Activities
     Issuance (purchase) of common stock                        0        154,907
     Purchase of preferred stock                                0        (81,000)
     Purchase of treasury stock                                 0       (233,625)
     Preferred stock dividends                           (229,000)      (105,000)
     Proceeds from borrowings                             150,000        158,084
     Repayments of borrowed funds                        (826,037)       (64,769)
                                                       -----------    -----------

     Net cash used by financing activities               (905,037)      (171,403)
                                                       -----------    -----------

Net change in cash and cash equivalents                   373,024         (5,281)

Cash and cash equivalents, beginning of period          1,832,681      1,762,498
                                                       -----------    -----------

Cash and cash equivalents, end of period              $ 2,205,705    $ 1,757,217
                                                      ===========    ===========

Cash payments for:
     Interest                                         $    83,707    $    62,416
                                                      ===========    ===========

     Income taxes                                     $         0    $   209,113
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

RESULTS OF OPERATIONS:
                  Nine Months ended September 30, 1997 Compared
                   to the Nine Months ended September 30, 1996

     Total revenue during the nine months ended September 30, 1997 was approximately $8,534,000, an increase of approximately $3,696,000, compared to total revenue of $4,838,000 during the comparable nine-month period of the prior year. The increase is attributable to the inclusion of the title insurance revenues of $7,663,000 in the current nine-month period as compared to $3,718,000 in the comparable period of the prior year. Title insurance revenues are expected to continue to be the largest source of revenues in the future. Revenues from commissions and fees decreased approximately $1,049,000 during the current nine-month period primarily due to Management's decision to close certain business operations, which were not considered profitable, in the latter part of 1996 and to transfer several subsidiaries to the former chief financial officer in January 1997 in exchange for the surrender of certain employment and compensation benefits (see "Part I Recent Developments" of the Company's Form 10-KSB filed May 5, 1997). Interest and dividends revenue increased approximately $117,000 to $307,000 for the nine-month period ended September 30, 1997 as compared to $190,000 for the comparable period of the prior year. This again was a result of the inclusion of the title insurance operations and consists primarily of the interest and dividends earned on the funds held to cover reserves for policyholders. Net investment gains amounted to approximately $361,000 for the nine-month period ended September 30, 1997 compared to net investment losses of $153,000 in the prior year period. This was primarily the result of a gain (approximately $381,000) recognized on the receipt of shares of Intercel stock previously held in escrow and an additional gain of approximately $98,000 when these and other shares of Intercel were ultimately sold, which were partially offset by losses on the sales of certain investments, principally small cap stocks, due to Management's continued review of the Company's investments with an increased focus on their liquidity and future value.

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