Form 10KSB
period 1997-12-31
FIRSTMARK CORP /ME/
filed 1998-04-15
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission file number 0-20806

                                 FIRSTMARK CORP.
                 (Name of Small Business Issuer in its Charter)

                 Maine                                       01-0389195
      (State or Other Jurisdiction                        (I.R.S. Employer
   of Incorporation or Organization)                     Identification No.)

      222 Kennedy Memorial Drive,
           Waterville, Maine                                    04901
(Address of Principal Executive Offices)                     (Zip Code)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

         The issuer's revenues for the fiscal year ended December 31, 1997 were $__________.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 1998 was $__________.

         The number of shares outstanding of Common Stock, as of December 31, 1997 was 5,299,876.

                                TABLE OF CONTENTS


                                     PART I
                                                                                                              Page
                                                                                                              ----

Item 1.           Description of Business.......................................................................3

Item 2.           Description of Property.......................................................................9

Item 3.           Legal Proceedings............................................................................10

Item 4.           Submission of Matters to a Vote of Security Holders..........................................11


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.....................................11

Item 6.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operation.....................................................................12

Item 7.           Financial Statements.........................................................................15

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.......................................................16


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act............................................16

Item 10.          Executive Compensation.......................................................................18

Item 11.          Security Ownership of Certain Beneficial Owners and Management...............................18

Item 12.          Certain Relationships and Related Transactions...............................................20

Item 13.          Exhibits, List and Reports on Form 8-K.......................................................20


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

Recent Developments

         Acquisition of STIC. In June 1996, Southern Capital Corp. ("SCC"), the parent company of STIC, was merged with and into Southern Capital Acquisition Corp. ("SCAC"), a subsidiary of the Company. As part of the merger, the shareholders of SCC received 40,000 shares of the Company's Series B, cumulative, non-voting preferred stock, par value $.20 per share (the "Series B Preferred Stock"). The Series B Preferred Stock was not convertible by the holders, but could be converted by the Company, subject to approval by the Federal Communications Commission ("FCC"), into not less than 2,000,000 shares of the Company's common stock, par value $.20 per share (the "Common Stock"), subject to adjustment if the market price of the Common Stock is less than $4.00 per share at the time of conversion. The Series B Preferred Stock began accruing dividends on January 1, 1997 and, if not converted by the Company sooner, would have been redeemable at the option of the holders at a price of $200 per share after June 30, 1998. The Series B Preferred Stock was converted into shares of Common Stock in October 1997.

         SCC, through its subsidiary, STIC, is principally engaged in the business of issuing title insurance. SCC also reviews investment opportunities for its own account. Currently, SCC is an investor in Champion Broadcasting Corp. ("Champion"), a small market radio acquisition company that acquires multiple stations in single markets ranked below the top 150 markets by Arbitron.

         The title insurance industry is highly sensitive to the volume of real estate transactions and to interest rate levels. The Company believes that it has limited exposure to environmental litigation.

         Board Review of Company Operations. At the end of 1996, the Company reviewed several of its operations, which were unprofitable. First, Firstmark Prime Securities, located in Portland, Maine was closed in December 1996. Robert
A. Rice, who had supervised the Portland operations, resigned as an officer and director of the Company. The Board of Directors also concluded that it was unlikely that the Company could profitably conduct certain operations located in Waterville, Maine. Those operations included financial planning, investment management, estate and tax planning, insurance planning and securities brokerage. Generally, it was determined that the revenue stream from those businesses was too uncertain and uneven to justify the related operating expenses.

         In addition to reducing operating expenses, the Board of Directors also determined that it was important to improve the Company's liquidity by converting non-cash assets to cash and, if possible, extending the maturity of some or all of the Company's convertible notes, which, if not extended, were due on April 21, 1997. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," below.

         Based on these conclusions, the Company devised a plan intended to help it achieve its short-term goals of reducing expenses and improving liquidity, consistent with its clients' interests and its contractual obligations to officers and others.

         Sale of Subsidiaries and Resignation of Officers. Effective January 24, 1997, the Company transferred the stock of three subsidiaries, Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties, Inc. to Ivy L. Gilbert. These subsidiaries conducted the operations that the Company decided to discontinue. At the time of the transfers, Firstmark Capital Corp. had total assets of approximately $156,000 and net assets of approximately $56,000; Firm Investment Corp. had total assets of approximately $47,000 and net assets of approximately $47,000; and Firstmark Properties, Inc. had total assets of approximately $1,000 and net assets of approximately $1,000. When the stock of the subsidiaries was transferred to Ms. Gilbert, she resigned as an officer and employee of the Company. Ms. Gilbert agreed to serve the Company as a consultant until July 1997. In addition to the transfer of the subsidiaries, Ms. Gilbert received $30,000, payable over six months, for her services as a consultant and an additional $28,500 for other assistance relating to the extension of the maturity of $585,000 of the Company's convertible notes. Ms. Gilbert assigned the right to receive the payments for her services as a consultant to Firstmark Capital Corp.

         On January 24, 1997, James F. Vigue resigned as President and Chief Executive Officer of the Company. Mr. Vigue continues as the Chairman of the Board of Directors and was a consultant to the Company from his resignation in 1997. For his services as a consultant, Mr. Vigue received $90,000, payable over 12 months. Mr. Vigue assigned the right to receive these payments to Firstmark Capital Corp.

         As a result of these developments, the Company was released from several obligations. First, in connection with the transfer of the stock of the subsidiaries to Ms. Gilbert, Firstmark Capital Corp. assumed the Company's obligations under the lease, dated January 1, 1993, between the Company, as tenant, and Pinnacle Investment Group ("Pinnacle"), as landlord, for approximately 4,000 square feet of commercial space at the Company's office in Waterville, Maine. Currently, the rent under the lease, which terminates on December 31, 2003, is approximately $43,980 per year. The Company owned the parcel of land on which its administrative office was located. On January 27, 1997, Pinnacle purchased the land for $55,000.

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

         The Series B Preferred Stock entitled the holders to dividends beginning January 1, 1997, and, with the approval of the conversion, dividends no longer accrued after March 12, 1997. The preferred stock dividend accrued to that date ($3.16 per share) was be paid on August 13, 1997. Additionally, the approval of the conversion of the Series B Preferred Stock eliminated the obligation to establish a sinking fund beginning April 1, 1997, for the redemption of such stock.

         Extension of Notes. In March 1997, holders of $585,000 of the Company's 8% convertible notes due April 21, 1997, agreed to extend the maturity date of the indebtedness evidenced by these notes to March 1, 1999 and at interest rate of 9%. This amount represents approximately 57% of the $1,035,000 of such notes outstanding. The holders of the remaining $450,000 of notes redeemed their notes in April 1997.

Related Industry Segments

         The following description is a summary of the Company's historical operations by industry segment.

Title Insurance

         The title insurance related subsidiaries derive their revenues from policy premiums and other related fees for title abstracts, binder preparations and escrow closings. Title insurance policies are issued to buyers of real property and secured real property lenders. These policies customarily insure against title defects, liens and encumbrances that are not specifically exempted in the policy. Title insurance differs from other types of insurance because it is related to past events which affect title to the property at the time of closing and not to unforeseen future events. Revenues are generated from 10 directly owned and operated offices as well as an agency network of over 100 agents. The majority of these revenues are generated in the Commonwealth of Virginia. The sales and marketing efforts of STIC are generally targeted at the residential housing and commercial real estate markets.

Venture Capital and Real Estate

         The venture capital segment derives its revenue from interest earned on loans to companies in venture capital situations and from equity returns. Investment real estate transactions are also considered a source of revenues for this segment.

Financial Services

         Until their sale to Ivy Gilbert on January 24, 1997, the financial services subsidiaries derived their revenue from commissions and fees generated from consulting, investment banking, the creation of proprietary investment products and the marketing of investment and insurance products of other companies. In addition, the Company invested its own capital in marketable securities and other investments and made various business and other loans.

         There was no geographical limitation of the financial services and investment segment.

Subsidiaries

         The following  lists the Company's  subsidiaries  after the January 24,
1997   transfer  of  three   subsidiaries   to  Ivy  Gilbert   (see  "--  Recent
Developments") and the services that they provide:

         QFAN Marketing Services, Inc.               Founded: 1984

                  This subsidiary held certain real estate holdings of the Company. Its principal holding was sold in April 1997.

         Southern Capital Acquisition Corp.          Founded: 1996

                  This subsidiary was established to serve as the corporation used to acquire the stock of SCC and SCC's subsidiaries. See "-- General." In addition, this subsidiary holds certain securities holdings of the Company.

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

                  Glasgow Enterprises Corp.                  Acquired: 1996

                           This  subsidiary  is involved in title  agency  joint
                  ventures with various partners. These joint ventures and the percentage of ownership are as follows:

                           Southern Title of Ohio, Inc.                75%
                           Southern Title of Ohio, Limited             75%
                           Southern Title of the Peninsula, LLC        70%
                           Southern Title of Chesapeake, Inc.          70%
                           Southern Title of North Carolina, LLC       70%
                           Southern Agency, LC                         70%
                           Southern Title of Roanoke, LLC              33%
                           TBD Settlement LLC                          50%

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

         The following lists three of the Company's former subsidiaries, which were transferred to Ms. Gilbert, effective January 24, 1997, and the services that they provided:

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

         Firm Investment Corp.  (formerly                 Acquired: January 1986
           Firstmark Investment Corp.)

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

Employees

         The Company and its subsidiaries have approximately 73 total employees, of which nine are part-time, as of December 31, 1997. The Company believes that its relations with its employees are good.

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

         Reinsurance. STIC reinsures portions of title insurance risks with unaffiliated insurance companies under traditional indemnity reinsurance agreements. In such reinsurance agreements, the reinsurer accepts that part of the risk which STIC, as the primary insurer, decides not to retain, in consideration for a portion of the premium. Generally, STIC enters into traditional reinsurance arrangements to diversify its risk and to limit loss exposure on risks that exceed STIC's policy retention limits. These limits are considered prudent by STIC's management and are well below the $3.4 million limit allowed by statute, as of December 31, 1997. STIC, however, remains liable to the insureds for the total risk, whether or not the reinsurer meets its obligations.

         At December 31, 1997, STIC ceded all of its reinsurance liability to one carrier, Fidelity National Title Insurance Company ("Fidelity"), with which STIC has had a treaty reinsurance agreement since October 1, 1992. Under this agreement, STIC has reinsured all single policy risk in excess of $250,000 from October 1, 1992 to August 1, 1996 and all single policy risk in excess of $300,000 since August 1, 1996. For the years ended December 31, 1997, 1996 and 1995, STIC ceded to Fidelity $282 million, $291 million and $336 million, respectively.


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

assumed the lease obligation. The Company owned the parcel of land on which its administrative offices were located. On January 27, 1997, Pinnacle purchased the land for $55,000. For further information, see Item 1., "Description of Business -- Recent Developments," above.

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


Item 3.           Legal Proceedings

         The Company is involved in litigation from time to time in the ordinary course of business. Except as noted below, as of December 31, 1997, the Company was not involved in any litigation outside the ordinary course of business.

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

         The following table sets forth the high and low bid information for the Common Stock on the Nasdaq SmallCap Market for the quarters indicated.

                                                             Bid Information
                                                             ---------------
                                                         High              Low
                                                         ----              ---
Fiscal Year Ended June 30, 1996
         1st quarter...................................  4.75              3.38
         2nd quarter...................................  4.50              4.00
         3rd quarter...................................  4.75              4.25
         4th quarter...................................  4.88              3.88

Transition Period Ended December 31, 1996
         July 1 to September 30........................  4.63              4.25
         October 1 to December 31......................  4.63              3.25

Fiscal Year Ended December 31, 1997
         1st quarter...................................  3.75              2.00
         2nd quarter...................................  2.63              1.50
         3rd quarter...................................  2.03              1.50
         4th quarter...................................  1.75              0.75


         As of December 31, 1997, there were approximately _____ shareholders of the Common Stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

         In June 1996, SCC was merged with and into SCAC, a subsidiary of the Company. For further information on this transactions, see Item 1., "Description of Business - General," above. Accordingly, the Company's results of operations for the year ended December 31, 1997 include the results of SCC for the entire year, while the results of operations for previous periods include the results of SCC only for the period from June 7, 1996 forward.

         In addition, on February 4, 1997, the Company changed its fiscal year end from June 30 to December 31. As a result, the accompanying financial statements and following discussion include results for the six-month transition period from July 1, 1996 to December 31, 1996. References in the following discussion to fiscal 1996 or any earlier fiscal year are references to the fiscal years ended June 30, 1996 or earlier.

                              Results of Operations
   Fiscal Year Ended December 31, 1997 vs. Fiscal Year Ended December 31, 1996

         Total revenues during the year ended December 31, 1997 increased to $11.8 million, a 46% increase over the prior year, primarily due to the inclusion of the results of operations of Southern Capital Corp. for the entire year as compared to just over six months in the prior year. Title insurance revenues amounted to approximately $10.8 million of revenues in the current year as compared to $6.6 million of revenues in the prior year. Revenues from commissions and fees decreased from $1.2 million in the prior year to less than $6,000 in the current year. This change was the result of Management's decision to close certain business operations, which were not considered profitable, in the latter part of 1996 and to transfer several subsidiaries to the former chief financial officer in January 1997 in exchange for the surrender of certain employment and compensation benefits. For further information, see Item 1., "Description of Business - Recent Developments," above. Interest and dividends increased approximately $150,000 to $432,000 in the current year as compared to $282,000 in the prior year. This again was primarily the result of the inclusion of the title insurance operations for a longer portion of the current year and consists of the interest and dividends earned on the funds held to cover reserves for policyholders. Additionally, approximately $59,000 in interest income was recognized in a negotiated settlement with respect to a loan receivable from a Canadian company. Net investment gains (losses) amounted to $6,000 in the current year as compared to a loss of $1.7 million in the prior year. In the current year a gain (approximately $381,000) recognized on the receipt of shares of Intercel stock previously held in escrow and an additional gain of $98,000 when these and other shares of Intercel were ultimately sold were offset by approximately $233,000 in writedowns of the Company's investment in Champion and $182,000 in writedowns or writeoffs of other investments. For further information, see Item 1., "Description of Business - Recent Developments," above. In the prior year the $1.7 million loss primarily related to the writeoffs of principally venture capital investments and loans in several startup companies, where the future value and collectibility of such amounts were uncertain.

         Operating expenses and general and administrative expenses increased approximately $3.7 million to $12.8 million in the current year compared to $9.1 million in the prior year. This increase also results from the inclusion of the title insurance operations, which are very labor intensive, for the full year as compared to less than seven months of such operations in the prior year.

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

         During the period, revenues decreased by $677,000 or 10% over the same period in 1995 to $6.24 million. This decrease was a result of a $1.17 million or 153% decrease in investment gains and a $494,000 or 51% decrease in commissions and fees offset by an increase in title insurance revenues of $974,000 or 20%. The decrease in investment gains was a result of two factors. The first factor was the fact that the 1995 amounts included a gain of $649,000 on the Intercel stock (see page 15 of the December 31, 1996 audited financial statements for a more detailed explanation of the Intercel transaction). The second factor was the $229,000 write-down of the Company's investment in Industrial Technologies, Inc. ("Intech"). The Company's investment in Intech was viewed by management to have a permanent diminution in value. The commission fee income decreased because of management's decision to change the focus of the Company's investment direction from venture capital investments, which generated much of the fee income in 1995, and the closing of the securities brokerage office in Portland, Maine in October 1996. The Company also showed declines in financial services revenue during the period. As a result of management's review of this operation, the Company decided in January 1997 to transfer the operation to the former Chief Financial Officer. For further information on this transfer, see Item 1., "Description of Business -- Recent Developments," above. The increase in title insurance premiums can be attributed primarily to the joint ventures started during the last six months of 1995 and 1996 fully contributing to the revenues for the last six months of 1996. Also an increase in title insurance revenues from non-affiliated agencies was generated in the second half of 1996.

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

         With these decisions behind the Company and with the addition of the Southern Capital Corp. companies, management is implementing strategies to reduce operating expenses and improve liquidity. The Company conducted a review of all of its businesses. Businesses that could not produce acceptable profits, in management's opinion, have been transferred or shut down. Similarly, management is examining all assets of the Company to determine those assets that should be sold, with the proceeds to be redeployed into more profitable businesses. For further information, see Item 1., "Description of Business -- Recent Developments," above.

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

                         Liquidity and Capital Resources

         The Company's cash and cash equivalents were approximately $2,293,000 at December 31, 1997, and $1,833,000 at December 31, 1996. However, a significant portion of the cash and cash equivalents (approximately $1,707,000 at December 31, 1997 and $1,136,000 at December 31, 1996) was held by STIC and is subject to certain regulatory requirements as to use.

         The Company intends to satisfy its obligations through cash on hand, income tax refunds, sales of marketable securities and other assets and payments received on loans receivable. Management believes that its available and expected sources of cash will be sufficient to enable the Company to satisfy its obligations as they come due. Additionally, the Company has an available line of credit of $500,000, for which no borrowings are outstanding as of December 31, 1997.

         Reference is made to Item 1., "Description of Business - Regulation," above concerning payments of dividends from the title insurance companies.


Item 7.           Financial Statements

         The Company's financial statements for the years ended December 31, 1997, 1996 and 1995 have not been completed. The Company expects to file an amendment to this report to include such financial statements within the next five business days.

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

         JAMES F. VIGUE, 48, is Chairman of the Board of Directors and founder of the Company. Mr. Vigue served as President, Chairman of the Board of Directors and Chief Executive Officer of the Company from the Company's inception in March 1981 to January 24, 1997. Mr. Vigue is also President and a Director of Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties Inc., all of which were formerly subsidiaries of the Company, and, prior to his resignation from the Company, was President and a Director of QFAN Marketing Services, Inc. and Southern Capital Acquisition Corp., both of which are subsidiaries of the Company. Mr. Vigue is a 1972 graduate of Colby College and was the first practicing Certified Financial Planner in the State of Maine. Mr. Vigue is the author of WEALTH POWER: How to Work With Your Financial Advisors to Maximize, Protect and Control Your Assets.

         IVY L. GILBERT, 36, has been a Director since June 1993. Ms. Gilbert served as Corporate Secretary and Chief Financial Officer of the Company from June 1986 to January 24, 1997 and Treasurer from June 1992 to January 24, 1997. Ms. Gilbert is Corporate Secretary and Treasurer of Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties Inc., all of which were formerly subsidiaries of the Company, and, prior to her resignation from the Company, was Corporate Secretary and Treasurer of QFAN Marketing Services, Inc. and Southern Capital Acquisition Corp., both of which are subsidiaries of the Company. Ms. Gilbert is a 1981 graduate of Thomas College and is also Chief Executive Officer of The Hamilton Foundation, a non-profit organization. Ms. Gilbert is the founder of Women & Investing and the author of Women's Financial Wisdom: How to Become a Woman of Wealth.

         DONALD V. CRUICKSHANKS, 40, has been President and Chief Executive Officer of the Company since January 24, 1997 and has been a Director since June 1996. He served as President of Southern Capital Corp. from 1992 through 1996, and has served as President and Chief Executive Officer of Southern Title Insurance Corporation since 1984. Mr. Cruickshanks is also Chairman of Southern Title Insurance Corporation. Mr. Cruickshanks is also President of Southern Abstractors Corporation, Southern Title Agency Corporation, Glasgow Enterprises Corp. and Southern Title Services, Inc., all of which are subsidiaries of Southern Title Insurance Corporation. He is a 1979 graduate of Randolph Macon College.

         H. WILLIAM COOGAN, JR., 44, has been a Director of the Company since June 1996. He has served as Chairman and Chief Executive Officer of Southern Capital Corp. since April 1995 and is currently a Director and Chief Investment Officer of its subsidiary, Southern Title Insurance Corporation, and Chairman of Champion Broadcasting Corporation. From June 1992 to April 1995, he was Managing Director of Libra Investments, Inc., a high-yield debt and special situation investment firm based in Los Angeles. From May 1991 to May 1992, he was a private investor. From August 1990 to April 1991, he was a Managing Director and Head of Corporate Finance at Wheat First Butcher Singer and, from September 1982 to July 1990, was an investment banking partner of CS First Boston in New York, San Francisco and Los Angeles. Mr. Coogan received his undergraduate degree from the University of Vermont and his MBA degree from the University of Virginia. He is also a director of Wireless Financial, Inc.

         SUSAN C. COOGAN, 43, has been a Director of the Company since June 1996. From 1992 to 1996, she was a Director of Southern Capital Corp. From 1994 to 1995, she was a member and Executive Vice President of CKC Advisors and Chesapeake Capital Lending Fund, L.P., a SBIC applicant. From 1987 to 1990, she served as Executive Vice President and Chief Operating Officer of Country Wide Mortgage Investments, a real estate management trust. In 1987, Ms. Coogan joined Countrywide Credit Industries, Inc., a mortgage banking firm headquartered in Pasadena, CA. She was Senior Vice President responsible for all capital raising activities. Ms. Coogan received her undergraduate degree from Hollins College and a MBA from the Colgate Darden Graduate Business School of the University of Virginia. Ms. Coogan is currently on the Board of Directors of Regency Bancshares, a Richmond, Virginia bank holding company.

         Executive Officers. The business experience of Donald V. Cruickshanks, the Company's President and Chief Executive Officer, for the past five years is summarized above. The business experience of Ronald C. Britt, the current Chief Financial Officer for the past five years is summarized below:

         RONALD C. BRITT, 46, has been Chief Financial Officer and Treasurer of the Company since 1997. Prior to his engagement by the Company, Mr. Britt was self-employed as an accounting and business consultant. He is a certified public accountant and has over 15 years experience in public accounting. Mr. Britt is a 1974 graduate of the University of Virginia.

         Family Relationships. James F. Vigue and Ivy L. Gilbert are husband and wife, and H. William Coogan, Jr. and Susan C. Coogan are husband and wife.

         Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and any persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes in ownership of the Company's Common Stock. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during fiscal year 1997, all filing requirements applicable to its officers and directors were complied with.

Item 10.          Executive Compensation

         The following table summarizes the compensation paid or accrued to the Chief Executive Officer of the Company and its other most highly paid executive officers for the last fiscal year in all capacities in which they served the Company and its subsidiaries.

                           Summary Compensation Table

                                                                                                     Long Term
                                                                                                   Compensation
                                                             Annual Compensation                      Awards
                                                                                                    Securities
Name and                                                                      Other Annual          Underlying
Principal Position                    Year      Salary ($)    Bonus ($)       Compensation          Options (1)
------------------                    ----      ----------    ---------       ------------          -----------
Donald V. Cruickshanks,               1997                                        (5)                    -
  President and Chief Executive     1996 (3)      68,282          0               (5)                    -
  Officer (2)                       1996 (4)     126,975          0               (5)                    -
                                      1995       124,375        7,979             (5)                    -

James F. Vigue, Chairman of the       1997        10,000                         82,500                  -
  Board (6)                         1996 (3)      70,000 (7)      0                -   (5)             5,000
                                    1996 (4)        0             0             205,351                5,000
                                      1995          0             0             177,241                5,000

H. William Coogan, Jr., Chairman      1997                                        (5)                    -
  and Chief Executive Officer of    1996 (3)      68,282        1,540             9,187 (9)            -
  SCC (8)                           1996 (4)     126,975          0               (5)                    -
                                      1995       124,375        6,250             (5)                    -

----------------
(1) The options listed in the table were not approved by the Company's stockholders and were terminated in connection with the resignation of Mr. Vigue as an employee and an officer of the Company.
(2) Mr. Cruickshanks was elected President and Chief Executive Officer on January 24, 1997. Prior to January 24, 1997, he served as President of SCC. SCC merged with and into a subsidiary of the Company on June 7, 1996. For further information, see Item 1., "Description of Business -- Recent Developments," above.
(3)      Six months  ended  December  31,  1996.  (4) Fiscal year ended June 30,
         1996.
(5) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus shown in the table.
(6) Mr. Vigue served as President and Chief Executive Officer until January 24, 1997.
(7) As of March 28, 1996, per contract, the Chairman of the Board was entitled to receive a base compensation of $120,000 per year. This employment agreement was terminated on January 24, 1997. For further information, see Item 1., "Description of Business -- Recent Developments," above.
(8)      SCC merged with and into a  subsidiary  of the Company on June 7, 1996.
(9)      Amount represents consulting fees earned.


         The executive officers of the Company participate in other benefit plans provided to all full-time employees of the Company who meet eligibility requirements, including group life insurance, hospitalization and major medical insurance.

         Key Man and Officers' Insurance. James F. Vigue was formerly a key officer of the Company, and his contribution to the Company had been a significant factor in the Company's plans and operations. Prior to his resignation from the Company, the Company maintained key-man life insurance policies on Mr. Vigue with aggregate face values of approximately $3,000,000. In addition, the Company presently maintains a key-man life insurance policy on H. William Coogan, Jr., a Director of the Company and an officer of SCC, with an aggregate face value of approximately $3,000,000.

         Compensation  of  Directors.   The  Company  does  not  compensate  its
Directors for attending meetings of the Board of Directors.

         Employment Agreements. STIC and Donald V. Cruickshanks, the President and Chief Executive Officer and a Director of the Company, are parties to an employment agreement for a term commencing January 2, 1998, and terminating December 31, 2000. The agreement provides for his employment as President and Chief Executive Officer of STIC. Under the agreement, Mr. Cruickshanks is entitled to base compensation of $140,000 per year, with an increase in compensation of $5,000 per year. Mr. Cruickshanks is entitled further to receive additional compensation in an amount up to 10% of the annual after-tax profits of STIC. Mr. Cruickshanks may terminate his employment at any time by giving STIC 30 days' notice of such termination.


Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 1998 by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all of the directors and executive officers of the Company as a group. For the purposes of the following table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Exchange Act, under which, in general, a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days. Except as otherwise indicated (i) each stockholder identified in the table possesses sole voting and investment power with respect to his shares, and (ii) the mailing address of each individual is Firstmark Corp., P.O. Box 1398, Richmond, Virginia 23218.

Name                                              Common Stock       Percent
----                                              ------------       -------

Directors
 Donald V. Cruickshanks                             1,065,995          20.1%
 James F. Vigue (1)(2)                                110,986           2.1%
 Ivy L. Gilbert (1)(3)                                161,511           3.0%
 H. William Coogan, Jr.                             1,001,389          18.9%
 Susan C. Coogan (4)                                1,162,903          21.9%

 All Directors and executive officers as a
    group (6 persons)                               3,391,798          64.0%

 The H. William Coogan Irrevocable Trust            1,162,903          21.9%
 4712 Charmian Road
 Richmond, Virginia 23226

--------------

(1) Mailing address is One Financial Place, 222 Kennedy Memorial Drive, Waterville, Maine 04901.
(2)      Amount includes 4,324 shares held by his spouse, Ivy L. Gilbert.
(3) Amount includes 50,525 shares held as custodian for her minor children and 106,662 shares held by her spouse, James F. Vigue.
(4) Amount includes 1,162,903 held by The H. William Coogan Irrevocable Trust, of which Ms. Coogan is sole trustee.


Item 12.          Certain Relationships and Related Transactions

         The Company obtains certain related party receivables and payables in the normal course of business and through advances for accommodation. In addition, the Company has certain loans receivable from related parties at terms consistent with those provided to other customers. The loans are substantially secured by real estate mortgages. Balances at December 31, 1997 are as follows:

                  Advances to Related Parties                 $__________
                  Loans to Related Parties                    $__________


         Prior to January 24, 1997, the Company leased its executive and administrative offices, consisting of approximately 4,000 square feet of commercial space, from the Pinnacle Investment Group ("Pinnacle"), a group consisting of four individuals, one of whom was an officer of the Company. This facility was leased from Pinnacle under a fifteen year lease terminating on December 31, 2003. The lease was renewable and negotiable after five years. Effective January 24, 1997, Firstmark Capital Corp. assumed the lease obligation. The Company owned the parcel of land on which its administrative offices were located. On January 27, 1997, Pinnacle purchased the land for $55,000. For further information, see Item 1., "Description of Business -- Recent Developments," above.

         For related party information, see Note ___ to the Consolidated Financial Statements.

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


(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRSTMARK CORP.



Date:  April 15, 1998                  By: /s/ Donald V. Cruickshanks
                                          -------------------------------------
                                          Donald V. Cruickshanks
                                          President and Chief Executive Officer

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature                                       Title                              Date


/s/ Donald V. Cruickshanks                            President and Chief Executive             April 15, 1998
-------------------------------------------               Officer and Director
           Donald V. Cruickshanks                     (Principal Executive Officer)


/s/ Ronald C. Britt                               Chief Financial Officer, Secretary and         April 15, 1998
-------------------------------------------        Treasurer (Principal Financial and
               Ronald C. Britt                       Principal Accounting Officer)


                                                          Chairman of the Board                 April __, 1998
-------------------------------------------
               James F. Vigue


                                                                Director                        April __, 1998
-------------------------------------------
               Ivy L. Gilbert


                                                                Director                        April __, 1998
-------------------------------------------
           H. William Coogan, Jr.


                                                                Director                        April __, 1998
-------------------------------------------
               Susan C. Coogan