Form 10KSB/A
period 1997-12-31
FIRSTMARK CORP /ME/
filed 1998-04-20
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1
                                       to
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission file number 0-20806

                                 FIRSTMARK CORP.
                 (Name of Small Business Issuer in its Charter)

                 Maine                                     01-0389195
      (State or Other Jurisdiction                      (I.R.S. Employer
   of Incorporation or Organization)                   Identification No.)

             P.O. Box 1398
           Richmond, Virginia                                 23218
(Address of Principal Executive Offices)                   (Zip Code)

                                 (804) 648-6000
                (Issuer's Telephone Number, Including Area Code)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

         The issuer's revenues for the fiscal year ended December 31, 1997 were $12,195,921.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 1998 was $1,609,530.

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

Item 7.           Financial Statements.........................................................................16

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.......................................................16


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act............................................17

Item 10.          Executive Compensation.......................................................................18

Item 11.          Security Ownership of Certain Beneficial Owners and Management...............................20

Item 12.          Certain Relationships and Related Transactions...............................................20

Item 13.          Exhibits, List and Reports on Form 8-K.......................................................21

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

         On January 24, 1997, James F. Vigue resigned as President and Chief Executive Officer of the Company. Mr. Vigue continues as the Chairman of the Board of Directors and was a consultant to the Company from his resignation until January 1998. For his services as a consultant, Mr. Vigue received $90,000, payable over 12 months. Mr. Vigue assigned the right to receive these payments to Firstmark Capital Corp.

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

         The Series B Preferred Stock entitled the holders to dividends beginning January 1, 1997, and, with the approval of the conversion, dividends no longer accrued after March 12, 1997. The preferred stock dividend accrued to that date ($3.16 per share) was paid on August 13, 1997. Additionally, the approval of the conversion of the Series B Preferred Stock eliminated the obligation to establish a sinking fund beginning April 1, 1997, for the redemption of such stock.

         Extension of Notes. In March 1997, holders of $585,000 of the Company's 8% convertible notes due April 21, 1997, agreed to extend the maturity date of the indebtedness evidenced by these notes to March 1, 1999 at an interest rate of nine percent. This amount represents approximately 57% of the $1,035,000 of such notes outstanding. The holders of the remaining $450,000 of notes redeemed their notes in April 1997.

Related Industry Segments

         The following description is a summary of the Company's historical operations by industry segment.

Title Insurance

         The title insurance related subsidiaries derive their revenues from policy premiums and other related fees for title abstracts, binder preparations and escrow closings. Title insurance policies are issued to buyers of real property and secured real property lenders. These policies customarily insure against title defects, liens and encumbrances that are not specifically exempted in the policy. Title insurance differs from other types of insurance because it is related to past events which affect title to the property at the time of closing and not to unforeseen future events. Revenues are generated from 10 directly owned and operated offices as well as an agency network of over 100 agents. The majority of these revenues are generated in Ohio and Virginia. The sales and marketing efforts of STIC are generally targeted at the residential housing and commercial real estate markets.

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

                  Glasgow Enterprises Corp.                   Acquired: 1996

                           This  subsidiary  is involved in title  agency  joint
                  ventures with various partners. These joint ventures and the percentage of ownership are as follows:

                           Southern Title of Ohio, Inc.                   75%
                           Southern Title of Ohio, Limited                75%
                           Southern Title of the Peninsula, LLC           70%
                           Southern Title of North Carolina, LLC          70%
                           Southern Agency, LC                            70%
                           Southern Title of Roanoke, LLC                 33%
                           TBD Settlement LLC                             50%

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

         In the ordinary course of business, STIC represents and defends the interests of their insureds and provides on its books for estimated losses and loss adjustment expenses. In recent years, the cost of defending policy claims has increased. Title insurers are also sometimes subject to claims arising outside the insurance contract, such as for alleged negligence in search, examination or closing, alleged improper claims handling and alleged bad faith. The damages alleged in such claims may exceed the stated liability limits of the policies involved.

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

         Reinsurance. STIC reinsures portions of title insurance risks with unaffiliated insurance companies under reinsurance treaties (or reinsurance treaty agreements). In such reinsurance agreements, the reinsurer accepts that part of the risk which STIC, as the primary insurer, decides not to retain, in consideration for a portion of the premium. Generally, STIC enters into traditional reinsurance arrangements to diversify its risk and to limit loss exposure on risks that exceed STIC's self-imposed policy retention limits. These limits are considered prudent by STIC's management and are well below the $3.4 million limit allowed by statute, as of December 31, 1997. STIC, however, remains liable to the insureds for the total risk, whether or not the reinsurer meets its obligations.

         At December 31, 1997, STIC ceded all of its reinsurance liability to one carrier, Fidelity National Title Insurance Company ("Fidelity"), with which STIC has had a treaty reinsurance agreement since October 1, 1992. Under this agreement, STIC has reinsured all single policy risk in excess of $250,000 from October 1, 1992 to August 1, 1996 and all single policy risk in excess of $300,000 since August 1, 1996. For the years ended December 31, 1997 and 1996, STIC ceded to Fidelity $282 million and $291 million, respectively.


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

         The following table sets forth the high and low bid information for the Common Stock on the Nasdaq SmallCap Market for the quarters indicated.

                                                        Bid Information
                                                  High ($)          Low ($)
                                                  --------          -------
Fiscal Year Ended June 30, 1996
         1st quarter............................    4.75              3.38
         2nd quarter............................    4.50              4.00
         3rd quarter............................    4.75              4.25
         4th quarter............................    4.88              3.88

Transition Period Ended December 31, 1996
         July 1 to September 30.................    4.63              4.25
         October 1 to December 31...............    4.63              3.25

Fiscal Year Ended December 31, 1997
         1st quarter............................    3.75              2.00
         2nd quarter............................    2.63              1.50
         3rd quarter............................    2.03              1.50
         4th quarter............................    1.75              0.75


         As of December 31, 1997, there were approximately 460 shareholders of the Common Stock.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

         The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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

Results of Operations

   Fiscal Year Ended December 31, 1997 vs. Fiscal Year Ended December 31, 1996

         Total revenues during the year ended December 31, 1997 increased to $12.2 million, an 88% increase over the prior year, primarily due to the inclusion of the results of operations of Southern Capital Corp. for the entire year as compared to just over six months in the prior year. Title insurance revenues amounted to approximately $10.8 million in the current year as compared to $6.6 million in the prior year. Revenues from commissions and fees decreased from $1.2 million in the prior year to less than $6,000 in the current year. This change was the result of Management's decision to close certain business operations, which were not considered profitable, in the latter part of 1996 and to transfer several subsidiaries to the former chief financial officer in January 1997 in exchange for the surrender of certain employment and compensation benefits. For further information, see Item 1., "Description of Business - Recent Developments," above. Net investment gains (losses) amounted to $642,000 in the current year as compared to a loss of $467,000 in the prior year. The current year included a gain (approximately $381,000) recognized on the receipt of shares of Intercel stock previously held in escrow and an additional gain of $98,000 when these and other shares of Intercel were ultimately sold. Write-offs of loans and investments amounted to approximately $655,000 in ther current year as compared to $1.1 million in 1996. Approximately $233,000 of the write-offs in the current year related to the Company's investment in Champion, with the balance relating principally to venture capital and real estate investments. In the prior year the $1.1 million loss primarily related to the writeoffs of principally venture capital investments and loans in several startup companies, where the future value and collectibility of such amounts were uncertain.

         Operating expenses and general and administrative expenses increased to approximately $12.2 million in the current year compared to $9.1 million in the prior year. This increase also results from the inclusion of the title insurance operations, which are very labor intensive, for the full year as compared to less than seven months of such operations in the prior year.

    Six Months Ended December 31, 1996 vs. Six Months Ended December 31, 1995

         Over the course of the six months ended December 31, 1996, management continued to evaluate each of its business operations and investments to determine if they were to continue as a viable source of profits for the Company. As a result of this process, additional write-offs and losses from the closing of non-profitable operations were recorded during the period. These included the closing of the securities brokerage office in Portland, Maine and the write-off or write-down of additional loans and investments deemed uncollectible or permanently impaired. As a result, the Company incurred a net loss of approximately

$841,000 for the six months ended December 31, 1996 as compared to a $440,000 net profit for the six months ended December 31, 1995.

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

       Fiscal Year Ended June 30, 1996 vs. Fiscal Year Ended June 30, 1995

         The fiscal year ended June 30, 1996 was one of significant change for the Company. On June 7, 1996, the Company completed the acquisition of SCC, and as a result the Company's assets increased $11.4 million or 164%. As more fully explained in Note 2 to the Consolidated Financial Statements, the assets of SCC were merged into a wholly owned subsidiary of the Company in exchange for 40,000 shares of the Company's Preferred Series B, cumulative, non-voting preferred stock. The shares of the Preferred Stock were subsequently converted into 3,230,286 shares of the Common Stock in October 1997.

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

Year 2000

         The Company has assessed the potential impact of the year 2000 on its key financial, operations and information systems. Management does not believe that the Company will encounter significant systems problems related to the year 2000. The financial impact of making required systems changes is not expected to be material to the Company's financial position, results of operations or cash flows.

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," established standards for the reporting and presentation of comprehensive income, which is divided into net income and other comprehensive income. Other comprehensive income items are to be classified by their nature and by their related accumulated balances in the appropriate financial statements of a company. Generally, other comprehensive income includes transactions not typically recorded as a component of net income such as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain debt and equity securities. SFAS 130 requires that such items be presented with equal prominence on a comparative basis in the appropriate financial statements for fiscal years beginning after December 15, 1997. Accordingly, the Company intends to comply with SFAS 130 beginning with its 1998 fiscal year. Management has not yet determined the impact, if any, of this statement on the Company.

         Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," establishes standards and disclosure requirements for the way companies report information about operating segments, including related product information, both in annual and interim reports issued to stockholders. Operating segments are components of a company about which separate financial information is available and which are used in determining resource allocations and performance results. Information such as segment net earnings, appropriate revenue and expense items and certain balance sheet items are required to be presented. and such amounts are required to be reconciled to the Company's combined financial information. This standard is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. The Company will assess the methodologies and reporting for compliance with SFAS 131.

Forward-Looking Statements

         Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.


Item 7.           Financial Statements

         The following financial statements are filed as a part of this report following Item 13 below:

                                                                                                    Page

         Independent Auditors' Report

         Financial Statements

                  Consolidated Balance Sheets, December 31, 1997 and 1996 and
                  June 30, 1996

                  Consolidated Statements of Operations, Year Ended December 31, 1997,
                  Six Month Period Ended December 31, 1996 and Year Ended June 30, 1996

                  Consolidated Statements of Stockholders' Equity, Year Ended
                  December 31, 1997, Six Month Period Ended December 31, 1996 and
                  Year Ended June 30, 1996

                  Consolidated Statements of Cash Flows, Year Ended December 31, 1997,
                  Six Month Period Ended December 31, 1996 and Year Ended June 30, 1996

                  Notes to Consolidated Financial Statements


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

         JAMES F. VIGUE, 48, is Chairman of the Board of Directors and founder of the Company. Mr. Vigue served as President, Chairman of the Board of Directors and Chief Executive Officer of the Company from the Company's inception in March 1981 to January 24, 1997. Mr. Vigue is President of Firm Investment Corp. and a Director of Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties Inc., all of which were formerly subsidiaries of the Company, and, prior to his resignation from the Company, was President and a Director of QFAN Marketing Services, Inc. and Southern Capital Acquisition Corp., both of which are subsidiaries of the Company. Mr. Vigue is a 1972 graduate of Colby College and was the first practicing Certified Financial Planner in the State of Maine. Mr. Vigue is the author of WEALTH POWER: How to Work With Your Financial Advisors to Maximize, Protect and Control Your Assets.

         IVY L. GILBERT, 36, has been a Director since June 1993. Ms. Gilbert served as Corporate Secretary and Chief Financial Officer of the Company from June 1986 to January 24, 1997 and Treasurer from June 1992 to January 24, 1997. Ms. Gilbert is President of Firstmark Capital Corp. and a director of Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties Inc., all of which were formerly subsidiaries of the Company, and, prior to her resignation from the Company, was Corporate Secretary and Treasurer of QFAN Marketing Services, Inc. and Southern Capital Acquisition Corp., both of which are subsidiaries of the Company. Ms. Gilbert is a 1981 graduate of Thomas College and is also Chief Executive Officer of The Hamilton Foundation, a non-profit organization. Ms. Gilbert is the founder of Women & Investing and the author of Women's Financial
Wisdom: How to Become a Woman of Wealth.

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

         H. WILLIAM COOGAN, JR., 44, has been a Director of the Company since June 1996. He has served as Chairman and Chief Executive Officer of Southern Capital Corp. since April 1995 and is currently a Director of its subsidiary, Southern Title Insurance Corporation, and Chairman of Champion Broadcasting Corporation. From June 1992 to April 1995, he was Managing Director of Libra Investments, Inc., a high-yield debt and special situation investment firm based in Los Angeles. From May 1991 to May 1992, he was a private investor. From August 1990 to April 1991, he was a Managing Director and Head of Corporate Finance at Wheat First Butcher Singer and, from September 1982 to July 1990, was an investment banking partner of CS First Boston in New York, San Francisco and Los Angeles. Mr. Coogan received his undergraduate degree from the University of Vermont and his MBA degree from the University of Virginia. He is also a director of Wireless Financial, Inc.

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

         Executive Officers. The business experience of Donald V. Cruickshanks, the Company's President and Chief Executive Officer, for the past five years is summarized above. The business experience of Ronald C. Britt, the current Chief Financial Officer, for the past five years is summarized below:

         RONALD C. BRITT, 46, has been Chief Financial Officer and Treasurer of the Company since May 1997. Prior to his engagement by the Company, Mr. Britt was self-employed as an accounting and business consultant. He is a certified public accountant and has over 15 years experience in public accounting. Mr. Britt is a 1974 graduate of the University of Virginia.

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

                           Summary Compensation Table



                                                                                                     Long Term
                                                                                                   Compensation
                                                             Annual Compensation                      Awards
                                                                                                    Securities
Name and                                                                      Other Annual          Underlying
Principal Position                 Year         Salary ($)    Bonus ($)       Compensation          Options (1)
------------------                 ----         ----------    ---------       ------------          -----------

Donald V. Cruickshanks,            1997          135,000        6,436             (5)                    -
  President and Chief Executive    1996 (3)       68,282          -               (5)                    -
  Officer (2)                      1996 (4)      126,975          -               (5)                    -
                                   1995          124,375        7,979             (5)                    -

James F. Vigue, Chairman of the    1997           10,000 (7)      -            82,500 (8)                -
  Board (6)                        1996 (3)       60,000 (7)      -               (5)                  5,000
                                   1996 (4)            -          -             205,351                5,000
                                   1995                -          -             177,241                5,000

H. William Coogan, Jr., Chairman   1997          135,000          -               (5)                    -
  and Chief Executive Officer of   1996 (3)       68,282        1,540          9,187 (10)                -
  SCC (9)                          1996 (4)      126,975          -               (5)                    -
                                   1995          124,375        6,250             (5)                    -

---------------
(1) The options listed in the table were not approved by the Company's stockholders and were terminated in connection with the resignation of Mr. Vigue as an employee and an officer of the Company.
(2) Mr. Cruickshanks was elected President and Chief Executive Officer on January 24, 1997. Prior to January 24, 1997, he served as President of SCC. SCC merged with and into a subsidiary of the Company on June 7, 1996. For further information, see Item 1., "Description of Business -- Recent Developments," above.
(3)      Six months ended December 31, 1996.
(4)      Fiscal year ended June 30, 1996.
(5) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus shown in the table.
(6) Mr. Vigue served as President and Chief Executive Officer until January 24, 1997.
(7) As of March 28, 1996, per contract, the Chairman of the Board was entitled to receive a base compensation of $120,000 per year. This employment agreement was terminated on January 24, 1997. For further information, see Item 1., "Description of Business -- Recent Developments," above.
(8) Amount represents consulting fees earned, which Mr. Vigue assigned to Firstmark Capital Corp.
(9)      SCC merged with and into a subsidiary of the Company on June 7, 1996.
(10)     Amount represents consulting fees earned.


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


Name                                             Common Stock         Percent
----                                             ------------         -------

Directors
 Donald V. Cruickshanks                            1,065,995            20.1%
 James F. Vigue (1)(2)                               157,674             3.0%
 Ivy L. Gilbert (1)(3)                               156,624             3.0%
 H. William Coogan, Jr.                            1,001,389            18.9%
 Susan C. Coogan (4)                               1,162,903            21.9%

 All Directors and executive officers as a
    group (5 persons)                              3,391,798            64.0%

 The H. William Coogan Irrevocable Trust           1,162,903            21.9%
    4712 Charmian Road
    Richmond, Virginia  23226

-----------
(1) Mailing address is One Financial Place, 222 Kennedy Memorial Drive, Waterville, Maine 04901.
(2) Amount includes 4,324 shares held by his spouse, Ivy L. Gilbert, and 55,899 held in varios retirement plans.
(3) Amount includes 50,525 shares held as custodian for her minor children and 101,775 shares held by her spouse, James F. Vigue.
(4) Amount includes 1,162,903 held by The H. William Coogan Irrevocable Trust, of which Ms. Coogan is sole trustee.


Item 12.          Certain Relationships and Related Transactions

         The Company obtains certain related party receivables and payables in the normal course of business and through advances for accommodation. In addition, the Company has certain loans receivable from related parties at terms consistent with those provided to other customers. The loans are substantially secured by real estate mortgages. Balances at December 31, 1997 are as follows:

                  Advances to Related Parties                 $  53,016
                  Loans to Related Parties                    $  50,322


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

                                      FIRSTMARK CORP. AND SUBSIDIARIES

                                      Consolidated Financial Statements for the
                                      Year Ended December 31, 1997, and the
                                      Six Month Period Ended December 31, 1996
                                      and the Year Ended June 30, 1996
                                      and Independent Auditors' Report

FIRSTMARK CORP. AND SUBSIDIARIES

TABLE OF CONTENTS
-------------------------------------------------------------------------------


                                                                           Page

INDEPENDENT AUDITORS' REPORT                                               1

FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1997
     AND THE SIX MONTH PERIOD ENDED DECEMBER 31, 1996
     AND THE YEAR ENDED JUNE 30, 1996:

     Consolidated Balance Sheets                                           2

     Consolidated Statements of Operations                                 3

     Consolidated Statements of Stockholders' Equity                       4

     Consolidated Statements of Cash Flows                                5-6

     Notes to Consolidated Financial Statements                          7-28

DELOITTE & TOUCHE LLP

                                                      Suite 500
                                                      Eighth & Main Building
                                                      707 East Main Street
                                                      Richmond, Virginia 23219

                                                      Telephone:  (804)697-1500
                                                      Facsimile:  (804)697-1825






INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Firstmark Corp.


We have audited the consolidated balance sheets of Firstmark Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997, the six month period ended December 31, 1996 and for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the six month period ended December 31, 1996 and for the year ended June 30, 1996 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

April 10, 1998

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                      December 31,  December 31,
ASSETS                                                    1997         1996

Cash and cash equivalents                             $ 2,293,136    $ 1,832,681

Receivables:
    Receivables - trade, net                            1,221,636        884,497
    Receivables - related parties                          53,016         59,187
                                                      -----------    -----------

                           Total receivables            1,274,652        943,684
                                                      -----------    -----------

Notes receivable:
    Notes receivable, net                                  65,817        179,429
    Notes receivable - related parties                     50,322        151,226
                                                      -----------    -----------

                           Total notes receivables        116,139        330,655
                                                      -----------    -----------

Income taxes receivables                                  248,776        330,372

Investments:
    Marketable securities                               2,148,545      2,893,759
    Venture capital investments, net                    1,283,645      1,836,540
    Real estate and other investments                     809,668      1,624,121
                                                      -----------    -----------

                           Total investments            4,241,858      6,354,420
                                                      -----------    -----------

Other Assets:
    Title plants                                        3,563,008      3,544,243
    Property, plant and equipment, net                    830,533      1,005,806
    Excess of cost over fair value                        961,272      1,013,696
    Deferred tax asset, net of allowance                  920,073      1,468,518
    Other assets                                          168,234        246,320
                                                      -----------    -----------

                           Total other assets           6,443,120      7,278,583
                                                      -----------    -----------

TOTAL ASSETS                                          $14,617,681    $17,070,395
                                                      ===========    ===========


See notes to consolidated financial statements.

                                                    December 31,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1997            1996

LIABILITIES:
   Accounts payable and other liabilities            $   575,463    $   571,383
   Borrowed funds                                      1,060,465      1,749,435
   Reserve for title policy claims                     1,027,607        972,703
   Deferred tax liability                                920,073      1,127,659
                                                     -----------    -----------

                          Total liabilities            3,583,608      4,421,180
                                                     -----------    -----------

MANDATORILY REDEEMABLE PREFERRED
   STOCK - Series B, $0.20 par value - authorized
   188,000 shares; issued 40,000 shares (liquidation
   preference $8,000,000)                                      -      8,750,000
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
   Preferred  stock,  Series A, $0.20 par value -
       authorized 250,000 shares; issued 57,000,
       (liquidation preference $2,280,000)                11,400         11,400
   Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 5,501,430 and
       2,271,144 shares, respectively                  1,100,286        454,229
   Additional paid-in capital - preferred              2,162,889      2,162,889
   Additional paid-in capital - common                11,498,331      3,394,388
   Retained earnings (deficit)                        (2,725,070)    (1,143,812)
   Treasury stock, at cost - 201,554 shares             (818,773)      (818,773)
   Net unrealized loss on marketable equity
       securities available for sale, net of taxes      (194,990)      (161,106)
                                                     -----------    -----------

                          Total stockholders' equity  11,034,073      3,899,215
                                                     -----------    -----------



TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                              $14,617,681    $17,070,395
                                                     ===========    ===========

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     Six Month
                                                                 Year Ended         Period Ended         Year Ended
                                                                December 31,        December 31,          June 30,
                                                                    1997                1996                1996

REVENUES:
    Commissions and fees                                       $           -         $    467,201        $  1,729,389
    Title insurance (net of reinsurance ceded of
       $81,627, $65,914 and $1,121, respectively)                 10,841,842            5,812,523             803,035
    Investment gains (losses)                                        641,531             (407,188)            661,147
    Interest and dividends                                           138,664              179,878             173,103
    Other revenues                                                   573,884              189,633              28,185
                                                               -------------         ------------        ------------

                           Total revenues                         12,195,921            6,242,047           3,394,859
                                                               -------------         ------------        ------------

EXPENSES:
    Employee compensation and benefits                             8,583,580            5,019,634           1,950,887
    Write-offs of loans and investments                              654,785              186,635           1,249,347
    General and administrative expenses                            3,599,144            2,113,326             869,676
    Interest expense                                                 108,318               42,085              84,558
    Loss on retirement of fixed assets                                     -               44,852                   -
    Write-down of excess of cost over fair value                           -               81,012                   -
    Minority interest                                                368,718                    -                   -
                                                               -------------         ------------        ------------

                           Total expenses                         13,314,545            7,487,544           4,154,468
                                                               -------------         ------------        ------------

Equity in earnings (losses) of affiliates                                  -              (52,766)              4,041
                                                               -------------         ------------        ------------

Loss from continuing operations
    before income taxes                                           (1,118,624)          (1,298,263)           (755,568)

Income tax (benefit) expense                                         113,412             (457,703)           (281,925)
                                                               -------------         ------------        ------------

Net loss from continuing operations                               (1,232,036)            (840,560)           (473,643)

Discontinued operations
    Loss from discontinued operations, net                            24,732                    -                   -
    Loss from disposal of discontinued operations, net                61,290                    -                   -
                                                               -------------         ------------        ------------

Net loss                                                          (1,318,058)            (840,560)           (473,643)
                                                               -------------         ------------        ------------

Preferred stock dividend                                             263,200               68,400             141,600
                                                               -------------         ------------        ------------

Net loss applicable to common shares                           $  (1,581,258)        $   (908,960)       $   (615,243)
                                                               =============         ============        ============

Loss per common share - basic and diluted                      $       (0.34)        $      (0.40)       $      (0.29)
                                                               =============         ============        ============

Weighted-average number of shares outstanding                      4,675,912            2,271,052           2,147,006
                                                               =============         ============        ============


See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1997,
SIX MONTH PERIOD ENDED DECEMBER 31, 1996
AND THE YEAR ENDED JUNE 30, 1996




                                                                           Additional                     Additional
                                                                             Paid-In       Preferred        Paid-In
                                                             Common          Capital        Stock,          Capital
                                                              Stock          Common        Series A        Preferred

BALANCE, JULY 1, 1995                                      $   439,209   $  3,106,201     $ 12,000        $ 2,283,789

    Common stock issued                                         15,000        287,791            -                  -

    Preferred dividends paid                                         -              -            -                  -

    Preferred stock redeemed                                         -              -         (600)          (120,900)

    Treasury stock purchased                                         -              -            -                  -

    Net loss                                                         -              -            -                  -

    Change in valuation of securities                                -              -            -                  -
                                                           -----------   ------------     --------        -----------

BALANCE, JUNE 30, 1996                                         454,209      3,393,992       11,400          2,162,889

    Common stock issued                                             20            396            -                  -

    Preferred dividends paid                                         -              -            -                  -

    Net loss                                                         -              -            -                  -

    Change in valuation of securities                                -              -            -                  -
                                                           -----------   ------------     --------        -----------

BALANCE, DECEMBER 31, 1996                                     454,229      3,394,388       11,400          2,162,889

    Conversion of mandatorily redeemable preferred stock       646,057      8,103,943            -                  -

    Preferred dividends paid                                         -              -            -                  -

    Net loss                                                         -              -            -                  -

    Change in valuation of securities                                -              -            -                  -
                                                           -----------   ------------     --------        -----------

BALANCE, DECEMBER 31, 1997                                 $ 1,100,286   $ 11,498,331     $ 11,400        $ 2,162,889
                                                           ===========   ============     ========        ===========




                                                                                                     Net
                                                                                                 Unrealized
                                                                                                 Gain (Loss)
                                                                Retained                        on Securities
                                                                Earnings        Treasury          Available
                                                                (Deficit)         Stock           For Sale

BALANCE, JULY 1, 1995                                        $    380,391      $ (193,898)      $  (62,003)

    Common stock issued                                                 -               -                -

    Preferred dividends paid                                     (141,600)              -                -

    Preferred stock redeemed                                            -               -                -

    Treasury stock purchased                                            -        (624,875)               -

    Net loss                                                     (473,643)              -                -

    Change in valuation of securities                                   -               -          110,943
                                                             ------------      ----------       ----------

BALANCE, JUNE 30, 1996                                           (234,852)       (818,773)          48,940

    Common stock issued                                                 -               -                -

    Preferred dividends paid                                      (68,400)              -                -

    Net loss                                                     (840,560)              -                -

    Change in valuation of securities                                   -               -         (210,046)
                                                             ------------      ----------       ----------

BALANCE, DECEMBER 31, 1996                                     (1,143,812)       (818,773)        (161,106)

    Conversion of mandatorily redeemable preferred stock                -               -                -

    Preferred dividends paid                                     (263,200)              -                -

    Net loss                                                   (1,318,058)              -                -

    Change in valuation of securities                                   -               -          (33,884)
                                                             ------------      ----------       ----------

BALANCE, DECEMBER 31, 1997                                   $ (2,725,070)     $ (818,773)      $ (194,990)
                                                             ============      ==========       ==========



See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Six Month
                                                                 Year Ended         Period Ended         Year Ended
                                                                December 31,        December 31,          June 30,
                                                                    1997                1996                1996

OPERATING ACTIVITIES:
    Net earnings (loss)                                        $   (1,318,058)      $    (840,560)      $    (473,643)
    Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
       Deferred income taxes                                          159,608            (331,991)           (276,283)
       Depreciation and amortization                                  249,110             152,471              85,659
       Write-down of investments                                      654,785                   -           1,271,569
       Write-down of note receivable                                    6,759                   -                   -
       Write-down of excess of cost over fair value                         -              81,012                   -
       Commissions paid in stock                                            -                   -              33,743
       Loss (gain) on sale of assets                                  113,874              44,852             (21,065)
       Gain recognized on held to maturity securities                       -             (10,883)             (2,408)
       (Gain) loss on sale of securities                             (641,531)            258,344              12,952
       Fee received in stock                                                -                   -            (145,550)
       Gain on settlement of Unitel spin off                                -                   -            (587,365)
       Increase in cash surrender value                               (19,505)                  -                   -
       Issuance of stock for services                                       -                   -             211,539
       Issuance of stock for employee bonus                                 -                 416                   -
       Shares of stock received                                       478,039                   -                   -
       Equity in losses (earnings) of affiliates                            -              52,766              (4,041)
       Changes in assets and liabilities:
          Decrease (increase) in:
              Net change in marketable trading securities              81,994             260,720             160,682
              Accounts receivable                                    (337,139)            180,972              65,682
              Net decrease in notes receivable                         98,803              40,314              96,848
              Net decrease in notes receivable from
                 related parties                                      100,904              58,709              51,946
              Prepaid expenses and other current assets               (85,540)              7,871               6,088
              Advances to related parties                               6,171              (6,071)            371,053
              Refundable income taxes                                  81,596             106,538            (233,611)
          Increase (decrease) in:
              Accounts payable                                          4,078              42,940            (107,823)
              Accrued expenses                                              -             106,323               7,477
              Reserve for policy claims                                54,904              27,949             (27,078)
              Income taxes payable                                          -                   -             (89,594)
                                                               --------------       -------------       -------------

                    Net cash provided (used) by
                        operating activities                         (311,148)            232,692             406,777
                                                               --------------       -------------       -------------


                                                                     (Continued)

FIRSTMARK CORP. AND SUBSIDIARIES


                                                                       Six Month
                                                       Year Ended     Period Ended     Year Ended
                                                       December 31,    December 31,     June 30,
                                                           1997            1996           1996

INVESTING ACTIVITIES:
    Acquisition of business, net of cash acquired              -               -         1,012,322
    Acquisition costs                                          -           (12,492)        (28,998)
    Net change in real estate investments                      -           (12,666)         (9,301)
    Proceeds from sale of numismatic and
       stamp investments                                    19,300             -               -
    Net change in other investments                            -           136,870      (1,722,585)
    Proceeds from sale of real estate                      567,466             -               -
    Other payments received on real estate                  37,805             -               -
    Proceeds from held to maturity securities              321,643         200,500             -
    Proceeds from sale of property and equipment            56,175           8,748             -
    Purchase of property and equipment                     (87,203)        (35,865)        (47,735)
    Proceeds from available-for-sale securities          1,221,341         153,712       1,104,494
    Proceeds from payments of Venture Capital loans          8,820             -               -
    Purchase of available-for-sale securities             (143,434)       (278,484)       (250,019)
    Purchase of held to maturity securities               (259,375)        (63,135)            -
    Additions to title plant                               (18,765)            -               -
                                                       -----------     -----------     -----------

                    Net cash provided  by
                        investing activities             1,723,773          97,188          58,178
                                                       -----------     -----------     -----------

FINANCING ACTIVITIES:
    Issuance (purchase) of preferred stock                     -               -          (121,500)
    Payments on other liabilities                              -           (33,000)        (41,003)
    Repayment of convertible notes                        (450,000)            -               -
    Proceeds from lease buy-back                               -               -           158,084
    Purchase of treasury stock                                 -               -          (233,625)
    Preferred stock dividends                             (263,200)        (68,400)       (141,600)
    Payments on borrowed funds                            (238,970)       (103,126)            -
                                                       -----------     -----------     -----------

                    Net cash used by
                        financing activities              (952,170)       (204,526)       (379,644)
                                                       -----------     -----------     -----------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                       460,455         125,354          85,311

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                    1,832,681       1,707,327       1,622,016
                                                       -----------     -----------     -----------

CASH AND CASH EQUIVALENTS,

    END OF YEAR                                        $ 2,293,136     $ 1,832,681     $ 1,707,327
                                                       ===========     ===========     ===========

See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997,
SIX MONTH PERIOD ENDED DECEMBER 31, 1996
AND THE YEAR ENDED JUNE 30, 1996



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations - Firstmark Corp. ("the Company") and its subsidiaries, based in Richmond, Virginia, are engaged primarily in title insurance and the management of its venture capital investments. The Company issues title insurance policies through branch offices and independent agencies in the Mid-Atlantic Region of the United States. The majority of the Company's title insurance business is concentrated in Virginia and Ohio. Until January 1997, the Company also invested its capital in and provided loans to emerging growth or start up companies, and provided financial consulting services to individuals, institutions, and corporations.

      On January 1997, the Company reached agreements in principle with its President and its Chief Financial Officer for a series of transactions whereby the Company transferred the stock of three subsidiaries (Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties) to the Chief Financial Officer. At the time of the transfers, the three subsidiaries' total net assets amounted to was approximately $100,000, representing approximately four percent of the Company's net assets at December 31, 1996. The Chief Financial Officer resigned her position, but continued to serve the Company as a consultant until July 1997. She received $30,000 for her services as a consultant and was compensated for aiding the Company in obtaining extension of maturity dates of $500,000 or more of the Company's convertible notes payable. The President resigned his position, but continued to serve as a consultant for one year and should receive $90,000 for such service.

      As a result of the above, the Company was released from several obligations. First, in connection with the transfer of the stock of the subsidiaries, Firstmark Capital Corp. assumed the Company's obligations under the lease for the Company's principal office in Waterville, Maine. Currently, the rent under this lease, which terminates on December 31, 2003, is approximately $43,980 per year. In addition, the President and the Chief Financial Officer canceled their three-year employment agreements with the Company whereby they were entitled to receive base compensation of $120,000 per year.

      Change in Fiscal Year - On February 4, 1997, the Board of Directors approved a change in the Company's year for financial reporting purposes from a fiscal year ending on June 30 to December 31. The decision to change the fiscal year-end was made in order to conform the Company's financial reporting year to the natural business year of the title insurance industry. The consolidated financial statements include presentation of the transition period for the six month period ended December 31, 1996. Proforma data for the transition year ended December 31, 1996 consists of the following:


           Total revenues                                     $      7,750,960
           Total expenses                                            8,996,457
           Earnings (losses) before income taxes                    (1,298,263)
           Income tax expense (benefit)                               (457,703)
           Net earnings (loss) applicable to common shares            (908,960)
           Earnings (loss) per common share                            (0.40)


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

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company, all wholly-owned and majority-owned subsidiaries and affiliates. Investments in companies in which ownership interest range from 20 to 50 percent, or in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated.

      Debt and Equity Securities - In accordance with Statement of Financial Accounting Statements ("SFAS") No. 115, all marketable securities classified as trading or available-for-sale are stated at market value at the balance sheet date, and securities held to maturity are stated at cost. Securities are classified as trading, available-for-sale, or held-to-maturity based on management's intent at the time they are purchased. The excess of cost over market for securities available-for-sale not considered to be other than temporarily impaired is shown as a component of stockholders' equity on the balance sheet, net of taxes. Gains or losses realized upon sale, unrealized gains or losses on trading securities, and write-downs necessitated by other than temporary impairment are reflected in income. The cost of securities sold is based on the specific identification method. At December 31, 1997, all trading securities were transferred to available for sale at market value; all gains or losses on such securities were reflected in income.

      Real Estate and Timber Investments - Investment real estate is stated at the lower of cost or estimated net realizable value, less cost of disposal. Sales of units of a real estate development project are recorded when the buyer's down payment is sufficient, collectibility of the receivable is reasonably assured, and the Company has completed substantially all development related to the property sold. Costs of individual units sold are determined by allocating total costs based on the relative fair value of the units. Timberland is stated at cost, less depletion on harvested timber.

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

      Intangible Assets - Goodwill represents the excess of purchase price over net assets acquired, and is being amortized on a straight line basis over 5 to 20 years from the date of acquisition. The Company periodically evaluates goodwill for impairment. In completing this evaluation, the Company compares its best estimate of future cash flows with the carrying value of goodwill. Other intangibles consist of debt issuance costs related to the issuance of the convertible notes payable and are being amortized over the five year life of the notes.

      Other Real Estate Owned - Assets acquired in settlement of claims are carried at estimated realizable value. Adjustments to reported estimated realizable values and realized gains and losses on dispositions are recorded as increases or decreases in income.

      Reserve for Loan Losses - The Company measures impairment of loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. SFAS No. 114 requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. A loan is considered impaired when it is probable that a creditor will be unable to collect all interest and principal payments as scheduled in the loan agreement. The Company records interest receipts on impaired loans as interest income only when the ultimate collectibility of the principal is not in doubt. A valuation allowance is maintained to the extent that the measure of the impaired loans is less than the recorded investment.

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

      Commission Revenues and Expenses - The Company recorded commission revenues and expenses on the sale of life insurance policies or annuities when the sale was complete and the customer had accepted delivery of the product. Brokerage commissions were recorded as customer security transactions were completed. All customer transactions were executed through correspondent brokers, which carry and clear all customer accounts on a fully-disclosed basis. The former brokerage subsidiary was a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation.

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

      Escrow and Trust Deposits - As a service to its customers, the Company administers escrow and trust deposits representing undisbursed amounts received for settlements of mortgage loans and indemnities against specific title risks. These funds are not considered assets of the Company and therefore are excluded from the accompanying consolidated balance sheets.

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

      Earnings (Loss) Per Share - The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," for the year ended December 31, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS). The statement replaces the presentation of primary EPS with basic EPS and the presentation of fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income, less required dividends on redeemable preferred stock, by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares outstanding during the year, including the dilutive effect of all potential common shares. Basic earnings (loss) per share is equivalent to diluted earnings per share as a result of the antidilutive per share effect of losses from continuing operations.

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

2.    ACQUISITIONS

      Southern Capital Corp. - In June of 1996, Southern Capital Corp. ("SCC"), a Virginia corporation, was merged into Southern Capital Acquisition Corporation ("Southern Capital"), which was acquired by the Company. As part of the acquisition, the shareholders of SCC received 40,000 shares of the Company's Series B, cumulative, non-voting, mandatorily redeemable preferred stock, par value $.20 per share. The mandatorily redeemable preferred stock began accruing dividends after January 1, 1997. On April 2, 1997 the mandatorily redeemable preferred stock along with accrued dividends was converted into 3,230,286 shares of common stock. Additionally, the approval of the conversion of the Series B Preferred Stock eliminated an obligation to establish a sinking fund beginning April 1, 1997, for the redemption of such stock. The conversion of the Series B mandatorily redeemable preferred stock required certain amendments to the Company's Articles of Incorporation which were approved by the Company's shareholders at a special meeting of shareholders held on February 25, 1997. Had the stock conversion occurred on July 1, 1996, pro forma net loss per share would have approximated $0.17.

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

      Other - The Company purchased the right to service the clients of a former sales representative for a percentage of the commissions estimated to be generated. The purchase was recorded as $100,000 of goodwill and was being amortized as commissions were earned. In November of 1996, the Company wrote off the remaining balance attributed to this purchase.

3.    INVESTMENTS

      The following is a summary of the Company's investments:


                                                                                  December 31,          December 31,
                                                                                      1997                  1996
           Marketable Securities:
               Trading                                                            $           -         $     125,750
               Available-for-Sale:
                  Common Stocks                                                         221,423               669,635
                  Preferred Stocks                                                      127,031               231,031
               Held to Maturity:
                  Bonds and Notes                                                     1,800,091             1,867,343
                                                                                  -------------         -------------

                           Total Marketable Securities                                2,148,545             2,893,759
                                                                                  -------------         -------------

           Venture Capital Investments:
               Loans                                                                    464,375               464,375
               Loan Participations                                                      107,920               221,840
               Common Stocks                                                            455,100               682,800
               Preferred Stocks                                                         225,000               225,000
               Warrants                                                                  31,250               106,250
               Limited Partnerships                                                           -               136,275
                                                                                  -------------         -------------

                           Total Venture Capital
                              Investments                                             1,283,645             1,836,540
                                                                                  -------------         -------------

           Real Estate Investments:
               Real estate owned                                                        435,358             1,090,306
               Other real estate investments                                            365,101               473,905
                                                                                  -------------         -------------

                           Total Real Estate
                              Investments                                               800,459             1,564,211
                                                                                  -------------         -------------

           Other Investments:
               Numismatic and Stamp Investments                                           7,000                57,701
               Art Pieces                                                                 2,209                 2,209
                                                                                  -------------         -------------

                           Total Other Investments                                        9,209                59,910
                                                                                  -------------         -------------

                           Total Real Estate and
                              Other Investments                                         809,668             1,624,121
                                                                                  -------------         -------------

           Total Investments                                                      $   4,241,858         $   6,354,420
                                                                                  =============         =============



                                                                     (Continued)

      Marketable Securities

      The following is a summary of gains and losses on marketable securities:


                                                                                     Six Month
                                                                Year Ended          Period Ended         Year Ended
                                                               December 31,         December 31,          June 30,
                                                                   1997                 1996                1996

           Securities for Trading:
               Gains (losses) on sales                        $      3,908          $    (77,334)        $   (46,277)
               Unrealized gains (losses)                            36,922               (71,510)             34,766
                                                              ------------          ------------         -----------

           Total trading gains (losses)                             40,830              (148,844)            (11,511)

           Securities Available-for-Sale:
               Gains (losses) on sales                             652,037               (29,594)             23,950
               Unrealized losses - other than
                  temporary impairment                             (51,336)             (228,750)                  -
                                                              ------------          ------------         -----------

           Total gains (losses) on marketable
               securities                                     $    641,531          $   (407,188)        $    12,439
                                                              ============          ============         ===========



      Securities held to maturity and available for sale are as follows:


                                                                              December 31, 1997
                                                                            Gross            Gross         Estimated
                                                           Amortized     Unrealized       Unrealized         Fair
                                                             Cost           Gains           Losses           Value

           Available-for-Sale:
               Common stocks                           $      523,893     $   16,985    $   319,455     $     221,423
               Preferred stocks                               120,000          7,031              -           127,031
                                                       --------------     ----------    -----------     -------------

                                                              643,893         24,016        319,455           348,454
                                                       --------------     ----------    -----------     -------------

           Held-to-Maturity:
               Bonds and Notes                              1,800,091         19,070          2,076         1,817,085
                                                       --------------     ----------    -----------     -------------

           Total                                       $    2,443,984     $   43,086    $   321,531     $   2,165,539
                                                       ==============     ==========    ===========     =============



                                                                              December 31, 1996
                                                                            Gross            Gross         Estimated
                                                           Amortized     Unrealized       Unrealized         Fair
                                                             Cost           Gains           Losses           Value

           Available-for-Sale:
               Common stocks                           $      922,766     $   28,893    $   282,024     $     669,635
               Preferred stocks                               222,000         10,281          1,250           231,031
                                                       --------------     ----------    -----------     -------------

                                                            1,144,766         39,174        283,274           900,666
                                                       --------------     ----------    -----------     -------------

           Held-to-Maturity:
               Bonds and Notes                              1,867,343         14,715            448         1,881,610
                                                       --------------     ----------    -----------     -------------

           Total                                       $    3,012,109     $   53,889    $   283,722     $   2,782,276
                                                       ==============     ==========    ===========     =============



      Proceeds from sales of investments available for sale were $1,221,341, $153,712 and $227,689 for the year ended December 31, 1997, the six month period ended December 31, 1996 and for the year ended June 30, 1996, respectively. Gross gains of $691,868, $12,146 and $26,271 were realized for the year ended December 31, 1997, the six month period ended December 31, 1996 and for the year ended June 30, 1996, respectively. Gross losses of $42,022, $41,740 and $4,730 were realized for the year ended December 31, 1997, the six month period ended December 31, 1996 and for the year ended June 30, 1996, respectively.

      The contractual maturities of bonds and notes as of December 31, 1997 are as follows:


                                                   Amortized           Market
                                                     Cost               Value

           Due in 1 year or less                 $     308,681    $      306,605
           Due after 1 year through 5 years          1,292,871         1,304,755
           Due after 5 years through 10 years          198,539           205,725
                                                 -------------    --------------

                                                 $   1,800,091    $    1,817,085
                                                 =============    ==============

      Venture Capital Investments

      The Company held a $681,569 investment in a television marketing company, which included stock valued at $125,000 received for consulting services provided by the Company. In addition to this investment, a limited partnership in which the Company is a general partner has invested $360,000 in the marketing company. The marketing company has transferred certain of its operations to a new company, which is attempting to raise additional capital. The Company received shares of stock in the newly formed company. Due to the uncertainty surrounding the newly formed company and the inability to determine the recoverability of the investment, the Company has written off the entire investment at June 30, 1996. The ownership of this investment was transferred to the former CFO in the transaction described in Note 1.

      Additionally, during the year ended June 30, 1996, the Company provided loans and venture capital to several start up companies. Due to the uncertainty of the ability of these companies to become operational and the inability to determine the recoverability of the investments, the Company has written down several of these investments. Total write-downs of these investments in the year ended December 31, 1997 were $544,075 and for the year ended June 30, 1996 were $1,249,347. There were no write-downs in the six month period ended December 31, 1996. Included in the write-down amounts is a $450,000 addition to a reserve for loan loss. An additional $100,000 was added to the reserve for the year ended December 31, 1997. The following is a summary of activity in the reserve for loan losses on Venture Capital Investments:


                                                                                     Six Month
                                                                Year Ended          Period Ended         Year Ended
                                                               December 31,         December 31,          June 30,
                                                                   1997                 1996                1996


           Balance, beginning                                  $   450,000           $   450,000         $         -
           Additions to reserve charged to expense                 100,000                     -             450,000
                                                               -----------           -----------         -----------

           Balance, ending                                     $   550,000           $   450,000         $   450,000
                                                               ===========           ===========         ===========


      The Company owned a 21% interest in Unity Telephone Company, which had two wholly-owned subsidiaries: Unitel for its telephone operations and Unicel for its cellular operations. In January 1994, Unity Telephone was merged into InterCel. Prior to the merger, Unity Telephone spun off Unitel to its stockholders in a taxable transaction. The Company received Unitel stock with an appraised value of $642,720, of which $165,568 was estimated to be an ordinary dividend distribution and $477,152 was estimated to be a return of capital distribution. In addition, Firstmark received $367,071 in a cash distribution paid by InterCel to offset the Company's income taxes payable from the transaction. The cash distribution was also considered to be a return of capital dividend to the recipients.

      Receipt of the InterCel shares in the merger was not recorded because of an outstanding option on the Company's Unity holdings. The Unitel investment was accounted for on the cost method because the Company does not exert significant influence over the operations of Unitel. On July 21, 1995, the Company and the option holder reached an agreement in which the Company transferred its Unitel stock and a majority of the InterCel shares received in exchange for cash and Company stock owned by the option holder. The Company retained 57,236 shares of InterCel stock and also retained the rights to 29,038 shares of InterCel stock that were released from an acquisitions escrow account in May 1997. The Company reported a gain of $463,096 as a result of the release and subsequent sale of the stock from the acquisitions escrow account.

      Real Estate Investments

      Real estate investments include seasonal cottages, lots that are located on or near Maine lakes, a residential lot in Maine, and ocean side lots in Nova Scotia. These properties are being marketed or developed for marketing. Timberland consists of one fully-harvested tract of timber, which was sold during the year ended December 31, 1997 for a loss of $10,658. In addition, the Company had three subdivided lots of approximately two acres each and approximately 84 acres of raw land in Clarke County, Virginia and a single family housing unit in Everett, Washington. These lots and the single family housing unit were sold during the year ended December 31, 1997 for a loss of $37,114.

      The Cumberland Ledges investment is a 67% interest in Cumberland Ledges joint venture, which owns an undeveloped parcel of commercial real estate in Cumberland, Maine. The Falmouth Hills investment is a 50% general partnership interest in Falmouth Hills Limited Partnership, which owns approximately 200 acres of raw residential land in Falmouth, Maine.

      The Company periodically reevaluates its real estate investments and adjusts their values in conjunction with a plan to market them more aggressively. Total write-downs during the years ended December 31, 1997 and June 30, 1996 amounted to $110,710 and $20,000 respectively and were included in cost of real estate revenues. No adjustments were recorded in the six month period ended December 31, 1996.

4.    NOTES RECEIVABLE

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

      The following is a summary of notes receivable, net:

                                           December 31,          December 31,
                                               1997                  1996


           Real estate mortgage loans       $         -           $    70,000
           Business loans                       110,817               154,429
                                            -----------           -----------

                                                110,817               224,429
           Less reserve for loan losses         (45,000)              (45,000)
                                            -----------           -----------

           Total notes receivable, net      $    65,817           $   179,429
                                            ===========           ===========

      The following is a summary of activity in the reserve for losses on notes receivable:

                                                                                     Six Month
                                                                Year Ended          Period Ended         Year Ended
                                                               December 31,         December 31,          June 30,
                                                                   1997                 1996                1996


           Balance, beginning                                  $   45,000            $   45,000          $   30,000
           Additions to reserve charged to expense                      -                     -              15,000
           Loans charged off                                            -                     -                   -
                                                               ----------            ----------          ----------

           Balance, ending                                     $   45,000            $   45,000          $   45,000
                                                               ==========            ==========          ==========


5.    PROPERTY, PLANT AND EQUIPMENT

      The following is a summary of property, plant and equipment, net:


                                                     December 31,       December 31,
                                                         1997               1996


           Land and land improvements                $      68,500      $     121,800
           Building                                        364,433            364,433
           Furniture, fixtures, and equipment            1,562,149          1,632,314
           Leasehold improvements                          168,876            165,507
           Property under capital lease                    162,084            158,083
                                                     -------------      -------------

                                                         2,326,042          2,442,137
           Less accumulated depreciation                 1,495,509          1,436,331
                                                     -------------      -------------

           Total property, plant and equipment, net  $     830,533      $   1,005,806
                                                     =============      =============


      Depreciation charged to operations was $179,573, $105,931, and $42,220 for the year ended December 31, 1997, for the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively.


6.    BORROWINGS

                                                                                  December 31,          December 31,
                                                                                      1997                  1996

           The convertible  notes  payable  are due  March  1,  1999  and  carry interest at 9%. The notes are  convertible  into common  stock of the Company at $5.00 per share. In addition,  the Company has the right to call the notes at par value plus a 5%
               call premium                                                       $     585,000         $           -





                                                                                  December 31,          December 31,
                                                                                      1997                  1996

           The convertible  notes  payable  are due  April  1,  1997  and  carry interest at 8%. The notes are  convertible  into common  stock of the Company at $5.00 per share. In addition,  the Company has the right to call the notes at par value plus a 5%
               call premium                                                                   -             1,035,000

           Equity line of credit  (assumed as part of relocation of an employee)
               secured by a second deed of trust on a single family  residential housing  unit  in  Everett,  Washington,  monthly  principal  and interest
               payments (interest at prime plus 3%)                                           -                15,506

           Mortgage loan (assumed as part of relocation of an employee)  secured by a first deed of trust on a single family  residential  housing unit in  Everett,  Washington,  monthly  principal  and  interest payments (interest at 6.1%) final
               payment due December 2022                                                      -               173,845

           Bankline of credit,  unsecured,  interest only payments,  balance due on demand or in April 1998, the expiration date of the line
               (interest at the 30 day LIBOR rate plus 2%)                              400,000               400,000

           Capital lease obligations                                                     75,465               125,084
                                                                                  -------------         -------------

           Total borrowings                                                       $   1,060,465         $   1,749,435
                                                                                  =============         =============



      The Bank line of credit stipulates that any dividend paid by Southern Title Insurance Corporation shall be used first to pay out any outstanding loan balance under the Bank's line of credit.

      In June of 1996, the Company entered into lease agreements for certain office equipment which, in accordance with generally accepted accounting principles, has been accounted for as a capital lease. As a result, the present value of future minimum lease payments under these leases has been recorded as property under capital leases, in the amount of $75,465. The corresponding liabilities have been recorded as obligations under capital leases.

      The future minimum lease payments under the capital leases as of December 31, 1997 are as follows:


           1998                                                 $   61,236
           1999                                                     20,412
                                                                ----------

           Total lease payments                                     81,648
           Less:  Amount representing interest                       6,183
                                                                ----------

           Present value of future minimum lease payments       $   75,465
                                                                ==========


7.    INCOME TAXES

      The following is a summary of income tax expense (benefit):

                                        Current          Deferred          Total

           Year Ended
           December 31, 1997
           Federal                   $          -     $    191,849     $    191,849
           State                          (46,196)         (32,241)         (78,437)
                                     ------------     ------------     ------------

                                     $    (46,196)    $    159,608     $    113,412
                                     ============     ============     ============

           Six Month Period Ended
           December 31, 1996
           Federal                   $    (85,212)    $   (364,232)    $   (449,444)
           State                          (40,500)          32,241           (8,259)
                                     ------------     ------------     ------------

                                     $   (125,712)    $   (331,991)    $   (457,703)
                                     ============     ============     ============

           Year Ended
           June 30, 1996
           Federal                   $     (5,589)    $   (247,200)    $   (252,789)
           State                              (53)         (29,083)         (29,136)
                                     ------------     ------------     ------------

                                     $     (5,642)    $   (276,283)    $   (281,925)
                                     ============     ============     ============



      The actual tax expense  (benefit)  differs  from the  expected tax benefit
      (computed at the U.S. federal corporate tax rate of 34.0% applied to earnings before income taxes) for the following reasons:

                                                                                     Six Month
                                                                Year Ended          Period Ended         Year Ended
                                                               December 31,         December 31,          June 30,
                                                                   1997                 1996                1996


           Expected tax expense (benefit)                     $   (409,580)         $   (441,409)       $   (256,893)
           State income taxes, net of federal taxes                (51,768)               (5,451)            (30,233)
           Realization of a valuation allowance                    641,187                     -                   -
           Other                                                   (66,427)              (10,843)              5,201
                                                              ------------          ------------        ------------

                                                              $    113,412          $   (457,703)       $   (281,925)
                                                              ============          ============        ============


      The tax effects of each type of significant items that give rise to deferred taxes are:


                                                                                  December 31,          December 31,
                                                                                      1997                  1996


           Deferred Tax Asset:
               Allowance for loan losses                                          $      43,233         $     221,834
               Net unrealized loss on investments                                       130,218               143,808
               IBNR reserve                                                             213,502               292,309
               Net unrealized loss on real estate                                       159,678               117,608
               Net operating loss carryforwards                                         877,367               538,119
               Net unrealized loss on securities
                  available for sale                                                    119,957                82,994
               Other                                                                     17,305                71,846
                                                                                  -------------         -------------

               Deferred tax asset                                                     1,561,260             1,468,518
                                                                                  -------------         -------------

           Deferred Tax Liability:
               Premium reserve                                                          838,750               850,998
               Purchase accounting adjustments                                                -               111,175
               Depreciation                                                              63,886               148,050
               Other                                                                     17,437                17,436
                                                                                  -------------         -------------

               Deferred tax liability                                                   920,073             1,127,659
               Less:  valuation allowance                                              (641,187)                    -
                                                                                  -------------         -------------

           Net Deferred Tax Asset                                                 $           -         $     340,859
                                                                                  =============         =============

      During the year ended December 31, 1997, the Company recorded a valuation allowance of $641,187 on the net deferred tax assets to reduce the total amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

      The Company has net operating loss carryforwards of approximately $2.4 million for federal income tax purposes, which expire beginning in 2012.

8.    RELATED PARTY TRANSACTIONS

      Related party balances include receivables and advances from related parties arising in the normal course of business. Interest at the current rate is charged on notes, and no interest is charged on advances. Notes receivable are substantially secured by real estate mortgages.


                                                           December 31,          December 31,
                                                               1997                  1996

           Interest bearing notes:
               Employees and independent agents             $    50,322           $    88,200
               Others                                                 -                63,026
                                                            -----------           -----------

                                                            $    50,322           $   151,226
                                                            ===========           ===========

           Advances to related parties:
               Limited partnerships in operation            $    47,752           $    57,962
               Other advances to employees and affiliates         5,264                 1,225
                                                            -----------           -----------

                                                            $    53,016           $    59,187
                                                            ===========           ===========



      The Company received management fees from partnerships in which it was the general partner in the amount of $31,225 and $52,950 during the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively.

9.    CASH FLOW INFORMATION

      The  following  is  a  summary  of  non-cash   investment   and  financing
      transactions:

                                                                                      Six Month
                                                                Year Ended          Period Ended         Year Ended
                                                               December 31,         December 31,          June 30,
                                                                   1997                 1996                1996


           Stock issued for business acquisition              $          -          $          -        $   8,750,000


      The following non-cash revenues and expenses are included as adjustments to reconcile net earnings (loss) to net cash provided by operating activities:


                                                                                     Six Month
                                                                Year Ended          Period Ended         Year Ended
                                                               December 31,         December 31,          June 30,
                                                                   1997                 1996                1996


           Stock issued for consulting services               $          -          $          -         $   211,539
           Stock received for consulting services                        -                     -             145,550
           Commissions paid in securities                                -                     -              33,743
           Gain on settlement of Unitel spin off
               (Treasury stock received)                                 -                     -             300,000
           Stock issued for employee bonus                               -                   416                   -
           Stock received in demutualization of
               insurance company                                    96,915                     -                   -
           Stock received in final settlement of
               Unitel spin-off                                     381,124                     -                   -


      Cash paid for interest and income taxes is as follows:


                                                                                     Six Month
                                                                Year Ended          Period Ended         Year Ended
                                                               December 31,         December 31,          June 30,
                                                                   1997                 1996                1996


           Interest                                           $    108,318           $   42,085          $    85,000
                                                              ============           ==========          ===========

           Income taxes                                       $          -           $        -          $   282,000
                                                              ============           ==========          ===========


10.   PREFERRED STOCK

      At December 31, 1997 and 1996, the Company had 57,000 shares of nonvoting Series A Preferred Stock outstanding. Each Series A share was issued with ten attached warrants which allow for the purchase of common stock at $6.00 per share within three years. The stock pays dividends at a 6% rate ($2.40 per share) and is convertible into ten shares of common stock at $4.00 per share.

11.   COMMITMENTS AND CONTINGENCIES

      The Company leases the majority of its offices and certain equipment under noncancellable operating lease agreements. Future minimum lease payments under these lease agreements are as follows as of December 31, 1997:


           1998                                               513,154
           1999                                                84,078
           2000                                                45,107
           2001                                                18,459
           Thereafter                                               -
                                                          -----------

           Total future minimum lease payments            $   660,798
                                                          ===========



      Total rental expense under noncancellable operating leases approximated $778,705, $227,229, and $107,000 for the year ended December 31, 1997, the six month period ended December 31, 1996 and for the year ended June 30, 1996, respectively.

      In the normal course of business, the Company is a party to several lawsuits. At this time, the outcome of such suits are not determinable, however, in the opinion of management, none of the proceedings will have a material adverse effect on the Company's financial position or results of operations.

12.   RETIREMENT PLAN

      The Company has 401(k) profit sharing plans (the "Plans") covering employees who meet the participation requirements outlined in the Plans. The Company's contribution aggregated $34,601 for the year ended December 31, 1997, $3,360 for the six month period ended December 31, 1996 and $8,608 the year ended June 30, 1996. Contributions to the Plans are made based on a matching percentage of employee contributions as designated in the Plans.

13.   REGULATORY REQUIREMENTS

      The Company's title insurance subsidiary, Southern Title Insurance Corp ("Southern Title"), is subject to a $4,000,000 minimum level of capital and surplus, at December 31, 1997 and 1996, as required by statutes of the states in which it is authorized to do business. Southern Title is also subject to regulations under which the payment of certain dividends requires the prior approval of applicable insurance regulatory authorities. At December 31, 1997 and 1996, Southern Title exceeded all minimum statutory capital requirements.

      The maximum amount of dividends which can be paid by insurers domiciled in the Commonwealth of Virginia without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. As required by state law, Southern Title's statutory surplus at December 31, 1997 and 1996 was $4,264,702 and $4,317,628, respectively. In accordance with these restrictions, $264,702 and $317,628, respectively, is available for dividends subject to the broad discretionary powers of insurance regulatory authorities to further limit dividend payments of insurance companies.

      At December 31, 1997 and 1996, investments and certificates of deposits with a book value of $977,966 were either on deposit with various regulatory authorities or held by Southern Title in accordance with statutory requirements for the protection of its policyholders.

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

                                        Year Ended                Six Month Period                  Year Ended
                                     December 31,1997          Ended December 31,1996              June 30, 1996
                                --------------------------    --------------------------    --------------------------
                                      Net                           Net                          Net
                                   Earnings  Stockholders'       Earnings   Stockholders'     Earnings   Stockholders'
                                    (Loss)      Equity            (Loss)       Equity          (Loss)       Equity

       Balances - Firstmark
         Consolidated -
           GAAP basis          $ (1,318,058) $  11,034,073     $ (908,960)  $ 3,899,215      $ (615,243)  $ 5,017,805

       Adjustments:
         Losses and stockholders'
           deficit of companies
           not included in
           statutory reporting    1,397,155     (2,580,672)       772,536     4,512,176         629,772     2,258,144
                               ------------  -------------     ----------   -----------      ----------   -----------

       Balances - Southern Title -
         GAAP basis                  79,097      8,453,401       (136,424)    8,411,391          14,529     7,275,949

       Adjustments:
         Statutory reserves         (69,930)    (2,641,339)      (125,368)   (2,571,409)         59,806    (2,446,041)
         Restored non-admitted
           assets                    18,611     (2,262,429)        16,189    (2,337,797)              -    (1,314,568)

         IBNR reserve               (85,814)       607,846         46,001       693,660         (47,918)      656,532
         Deferred income taxes      (28,183)       107,223        (76,462)      121,783          (6,899)      149,738
                               ------------  -------------     ----------   -----------      ----------   -----------

       Balances - Southern Title -
         statutory basis       $    (86,219) $   4,264,702     $ (276,064)  $ 4,317,628      $   19,518   $ 4,321,610
                               ============  =============     ==========   ===========      ==========   ===========

15.   LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

      Activity in the liability for unpaid known claims and claim adjustment expense is summarized as follows:


                                                                                     Six Month
                                                                Year Ended          Period Ended         Year Ended
                                                               December 31,         December 31,          June 30,
                                                                   1997                 1996                1996


           Balance, beginning                                 $     972,703         $    944,754        $          -
                                                              -------------         ------------        ------------

           Acquired balance at June 7, 1996                               -                    -             971,832
           Less reinsurance recoverables                                  -               12,825              20,205
                                                              -------------         ------------        ------------

           Net balance                                              972,703              931,929             951,627
                                                              -------------         ------------        ------------

           Incurred related to:
               Current period                                       210,189               26,142              35,807
               Prior periods                                        292,203               68,127             (22,222)
                                                              -------------         ------------        ------------

           Total incurred                                           502,392               94,269              13,585
                                                              -------------         ------------        ------------

           Paid net of recoveries related to:
               Current period                                       152,386              (31,281)              3,320
               Prior periods                                        295,102               97,601              37,343
                                                              -------------         ------------        ------------

           Total paid                                               447,488               66,320              40,663
                                                              -------------         ------------        ------------

           Net balance, ending                                    1,027,607              959,878             924,549

               Plus reinsurance recoverables                              -               12,825              20,205
                                                              -------------         ------------        ------------

           Balance, ending                                    $   1,027,607         $    972,703        $    944,754
                                                              =============         ============        ============


      As a result of changes in estimates of insured events in prior periods, the provision for claims and claim adjustment expense increased by $298,668 during the year ended December 31, 1997 and decreased by $32,150 and $22,222 during the six months ended December 31, 1996 and the year ended June 30, 1996, respectively.

      State insurance regulations require an insurer to obtain reinsurance to limit the primary insurer's coverage. The Company has elected reinsurance limits lower than the State requirements. Although the ceding of insurance does not discharge an insurer from its primary liability to an insured, the reinsuring company assumes the related liability and, accordingly, the ceding company's liabilities do not include amounts for reinsured exposure. Reinsurance expected to be recovered on claims filed was $12,825 and $20,205 as of December 31, 1996 and June 30, 1996, respectively. No reinsurance recoveries are expected as of the year ended December 31, 1997.

      The effect of reinsurance on premiums earned is as follows:


                                                                                     Six Month
                                                                Year Ended          Period Ended         Year Ended
                                                               December 31,         December 31,          June 30,
                                                                   1997                 1996                1996


           Premiums assessed against policyholders           $   10,923,469         $   7,387,350        $   804,156
           Reinsurance ceded                                        (81,627)              (65,914)            (1,121)
                                                             --------------         -------------        -----------

           Net Premium Earned                                $   10,841,842         $   7,321,436        $   803,035
                                                             ==============         =============        ===========


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

      Notes Receivable - The fair value of the Company's notes receivable is estimated based on the current rates offered for similar issuances. At December 31, 1997, due to their relatively short maturities, the reporting of fair value equals the historical cost.

      Convertible Notes Payable and Other Borrowings - The fair value of the Company's convertible notes payable and other borrowings is estimated based on the current rates available to the Company for debt of similar terms and remaining maturities. At December 31, 1997 and 1996, fair value approximates carrying value.

      The estimated fair values of the Company's financial instruments are as follows:


                                                         December 31,                          December 31,
                                                             1997                                  1996
                                               ---------------------------------    --------------------------------
                                                   Carrying           Fair               Carrying          Fair
                                                    Amount            Value               Amount           Value

           Venture Capital investments
               for which it is:
               Practicable to estimate
                  fair value                    $   1,283,645    $   1,283,645       $   1,561,540     $   2,077,540
               Not practicable                          9,209                -             334,911                 -
           Notes receivable                           116,140          116,140             330,655           293,908
                                                -------------    -------------       -------------     -------------

                                                $   1,408,994    $   1,399,785       $   2,227,106     $   2,371,448
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

                                                                                     Six Month
                                                                Year Ended          Period Ended         Year Ended
                                                               December 31,         December 31,          June 30,
                                                                   1997                 1996                1996


           Revenues:
               Financial Services                            $        5,266        $      462,814      $    1,687,170
               Venture Capital                                      648,144              (305,558)            859,394
               Title Insurance                                   11,542,511             6,084,791             848,295
                                                             --------------        --------------      --------------

                                                             $   12,195,921        $    6,242,047      $    3,394,859
                                                             ==============        ==============      ==============


           Earnings (losses) before income taxes:
               Financial Services                            $      (24,731)       $     (315,926)     $      (70,400)
               Venture Capital                                   (1,217,676)             (621,995)           (715,687)
               Title Insurance                                       37,761             (307,576)             26,478
               Equity in earnings (losses)
                  of affiliates                                           -               (52,766)              4,041
                                                             --------------        --------------      --------------

                                                             $   (1,204,646)       $   (1,298,263)     $     (755,568)
                                                             ==============        ==============      ==============


           Identifiable assets:
               Financial Services                            $            -        $      877,030      $    1,290,461
               Venture Capital                                    3,746,952             4,746,263           4,918,428
               Title Insurance                                   10,872,729            11,447,102          11,743,168
                                                             --------------        --------------      --------------

                                                             $   14,619,681        $   17,070,395      $   17,952,057
                                                             ==============        ==============      ==============



                                   * * * * * *

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRSTMARK CORP.



Date:  April 20, 1998                 By: /s/ Donald V. Cruickshanks
                                         -------------------------------------
                                         Donald V. Cruickshanks
                                         President and Chief Executive Officer

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature                                       Title                              Date

/s/ Donald V. Cruickshanks                            President and Chief Executive             April 20, 1998
-------------------------------------------              Officer and Director
           Donald V. Cruickshanks                    (Principal Executive Officer)


/s/ Ronald C. Britt                              Chief Financial Officer, Secretary and         April 15, 1998
-------------------------------------------        Treasurer (Principal Financial and
               Ronald C. Britt                        Principal Accounting Officer)

/s/ James F. Vigue                                        Chairman of the Board                 April 17, 1998
-------------------------------------------
               James F. Vigue

/s/ Ivy L. Gilbert
-------------------------------------------                     Director                        April 17, 1998
               Ivy L. Gilbert


-------------------------------------------                     Director                        April __, 1998
           H. William Coogan, Jr.


-------------------------------------------                     Director                        April __, 1998
               Susan C. Coogan