Form 10QSB
period 1998-03-31
FIRSTMARK CORP /ME/
filed 1998-05-20
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

                         Commission File Number: 0-20806

                                 FIRSTMARK CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)


              Maine                                      01-0389195
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                                  P.O. Box 1398
                            Richmond, Virginia 23218
                    (Address of Principle Executive Offices)

                                 (804) 648-6000
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes    X      No
                                                            -------      -------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                5,299,876 shares of common stock, par value $0.20 per share, outstanding as of April 30, 1998

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS


                                                                                                          Page No.
Part I.     Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                           March 31, 1998 and December 31, 1997..............................................3

                  Condensed Consolidated Statements of Operations
                           Three Months Ended March 31, 1998 and 1997........................................5

                  Condensed Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 1998 and 1997........................................6

                  Notes to Condensed Consolidated Financial Statements.......................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operation..........................................................8


Part II.    Other Information

         Item 1.  Legal Proceedings.........................................................................10

         Item 2.  Changes in Securities and Use of Proceeds.................................................10

         Item 3.  Defaults Upon Senior Securities...........................................................10

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................10

         Item 5.  Other Information.........................................................................10

         Item 6.  Exhibits and Reports on Form 8-K..........................................................10


                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements


FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

===================================================================================================================
ASSETS

                                                                      March 31, 1998            December 31, 1997*
                                                                      --------------            ------------------
                                                                         (Unaudited)

Cash and cash equivalents                                             $    2,914,564            $    2,293,136
Accounts and notes receivables - trade, net                                1,052,360                 1,287,453
Accounts and notes receivables - related parties                              94,671                   103,338
Income taxes receivable                                                      248,776                   248,776
Marketable securities:
     Held for sale                                                           295,617                   348,454
     Held to maturity                                                      1,402,861                 1,800,091
Venture capital investments, net                                           1,196,345                 1,283,645
Real estate and other investments                                            809,668                   809,668
Title plant                                                                3,563,008                 3,563,008
Property, plant and equipment, net                                           803,320                   830,533
Excess of cost over fair value                                               948,206                   961,272
Deferred tax asset                                                           920,073                   920,073
Other assets                                                                 209,872                   168,234
                                                                      --------------            --------------

         Total Assets                                                 $   14,459,341            $   14,617,681
                                                                      ==============            ==============


FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     March 31, 1998           December 31, 1997*
                                                                     --------------           ------------------
                                                                      (Unaudited)
Liabilities:
     Accounts payable and other liabilities                          $       474,875            $      575,463
     Borrowed funds                                                        1,047,164                 1,060,465
     Reserve for title policy claims                                         968,316                 1,027,607
     Deferred tax liability                                                  920,073                   920,073
                                                                     ---------------            --------------
         Total Liabilities                                                 3,410,428                 3,583,608
                                                                     ---------------            --------------


Stockholders' Equity:
     Preferred stock, Series A, $0.20 par value -
       authorized  250,000  shares; issued 57,000 shares
       (liquidation preference $2,280,000)                                    11,400                    11,400
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 5,501,430 shares                          1,100,286                 1,100,286
     Additional paid-in capital - preferred                                2,162,889                 2,162,889
     Additional paid-in capital - common                                  11,498,331                11,498,331
     Retained earnings (deficit)                                         (2,720,129)               (2,725,070)
     Treasury stock, at cost - 201,554 shares                              (818,773)                 (818,773)
     Net unrealized gain (loss) on marketable
       equity securities held for sale, net of taxes                       (185,091)                 (194,990)
                                                                     ---------------            --------------
         Total Stockholders' Equity                                       11,048,913                11,034,073
                                                                     ---------------            --------------

         Total Liabilities and Stockholders' Equity                  $    14,459,341            $   14,617,681
                                                                     ===============            ==============

*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

===================================================================================================================
                                                                                        Three Months Ended
                                                                              March 31,
                                                                                1998                   1997
                                                                                ----                   ----
Revenues
     Title insurance                                                        $  2,575,714          $  2,145,729
     Investment gains (losses)                                                    22,583             (145,674)
     Interest and dividends                                                       95,362               165,207
     Other revenues                                                               72,538                44,448
                                                                            ------------          ------------

         Total revenues                                                        2,766,197             2,209,710
                                                                            ------------          ------------

Expenses
     Employee compensation and benefits                                        1,204,045             1,091,632
     Commissions and fee expense                                                 635,525               745,104
     Write-offs of investments                                                         -               100,000
     General and administrative expenses                                         775,646               714,367
     Minority interest                                                           111,840                57,726
                                                                            ------------          ------------

         Total expenses                                                        2,727,056             2,708,829
                                                                            ------------          ------------

Earnings (losses) before income taxes                                             39,141             (499,119)

Income tax (benefit) expense                                                           -             (169,648)
                                                                            ------------          ------------

Net earnings (loss)                                                               39,141             (329,471)

Preferred stock dividend                                                          34,200                34,200
                                                                            ------------          ------------

Net earnings (loss) applicable to common shares                             $      4,941          $  (363,671)
                                                                            ============          ============


Earnings (loss) per common share - basic and diluted                               $ .00                $(.16)
                                                                            ============          ============

Weighted - average number of shares outstanding                                5,299,876             2,271,144
                                                                            ============          ============


The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

===================================================================================================================

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                                 1998                 1997
                                                                                 ----                 ----
Cash flows from Operating Activities
     Net earnings (loss)                                                     $    39,141          $  (329,471)
     Adjustments to reconcile net income
       to net cash provided by operating activities
         Depreciation and amortization                                            55,734                59,370
         Write-down of investments                                                     -               100,000
         Collection of income taxes receivable                                         -               144,773
         Marketable securities - trading account                                       -             (171,928)
         Changes in assets and liabilities                                        27,704              (79,215)
                                                                             -----------          ------------

         Net cash provided (used) by operating activities                        122,579             (276,471)
                                                                             -----------          ------------

Cash flows from Investing Activities
     Decrease in real estate                                                           -               200,955
     Decrease in notes receivable                                                  8,983                26,665
     Securities held for sale                                                     52,837                99,116
     Securities held to maturity                                                 397,230                     -
     Decrease in venture capital investments                                      87,300                     -
                                                                             -----------          ------------

         Net cash provided by investing activities                               546,350               326,736
                                                                             -----------          ------------

Cash flows from Financing Activities
     Preferred stock dividends                                                  (34,200)              (34,200)
     Repayments of borrowed funds                                               (13,301)             (201,237)
                                                                             -----------          ------------

         Net cash used by financing activities                                  (47,501)             (235,437)
                                                                             -----------          ------------

Net change in cash and cash equivalents                                          621,428             (185,172)

Cash and cash equivalents, beginning of period                                 2,293,136             1,832,681
                                                                             -----------          ------------

Cash and cash equivalents, end of period                                     $ 2,914,564          $  1,647,509
                                                                             -----------          ------------

Cash payments for interest                                                   $    28,077          $     33,431
                                                                             ===========          ============

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

================================================================================

BASIS OF PRESENTATION

1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of Firstmark Corp. (the "Company"), as amended, as filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3.     Earnings (Loss) Per Share

       The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," for the year ended December 31, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). The statement replaces the presentation of primary EPS with basic EPS and the presentation of fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income, less required dividends on redeemable preferred stock, by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares outstanding during the year, including the dilutive effect of all potential common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Through a subsidiary, Southern Title Insurance Corporation ("STIC"), Firstmark Corp. (the "Company") is principally engaged in the business of issuing title insurance. The Company also makes venture capital and real estate investments either in the form of pure equity investments or in the form of loans with an equity participation feature and makes control investments in situations where the Company's management actually operates the business. Until January 24, 1997, the Company also actively traded public stocks and bonds and provided financial consulting services to a select number of individuals and institutions. A complete discussion of the Company's business is contained in
Item 1, Description of Business, of Amendment No. 1 to the Company's Annual Report on Form 10-KSB (the "Form 10-KSB"), filed with the Securities and Exchange Commission on April 20, 1998.

Results of Operations

                        Three Months ended March 31, 1998
                compared to the Three Months ended March 31, 1997
                -------------------------------------------------

         Total revenues for the three months ended March 31, 1998 increased to approximately $2,766,000, an increase of approximately $556,000 or 20% compared to total revenues of approximately $2,210,000 in the comparable quarter of the prior year. The increase is primarily attributable to increased title insurance revenues due to the favorable interest rate environment, which has generated a significant number of refinancings in the residential and commercial markets. Investment gains amounted to approximately $23,000 for the quarter ended March 31, 1998 compared to a loss of $146,000 in the prior year quarter. Losses in the prior year quarter were primarily the result of sales of certain investments, principally small cap stocks, to increase the Company's liquidity. Interest and dividends revenue decreased approximately $70,000 to $95,000 for the quarter ended March 31, 1998 as compared to $165,000 for the comparable quarter of the prior year. The decrease is primarily the result of a one-time dividend of approximately $94,000 received in the prior year quarter.

         Operating expenses and general and administrative expenses increased approximately $64,000 during the current quarter compared to the comparable quarter of the prior year. This increase is primarily the result of (i) higher personnel costs related to increasing volumes and expansion of the title insurance operations and (ii) an increase in the provision for policy claims primarily attributable to legal expenses pertaining to the Lake Anna lawsuit (for further information on this lawsuit, see Item 3, Legal Proceedings, of the Form 10-KSB). The write-off of investments of $100,000 in the quarter ended March 31, 1997 (none in the current year quarter) relates to management's decision to provide an allowance for certain investments, where the ultimate realization of the Company's investment was in doubt.

Liquidity and Capital Resources

         The Company's cash and cash equivalents were approximately $2,915,000 at March 31, 1998 as compared to $2,293,000 at December 31, 1997. However, a significant portion of the cash and cash equivalents (approximately $2,036,000 at March 31, 1998 and $1,707,000 at December 31, 1997) was held by a subsidiary, STIC, and is subject to certain regulatory requirements as to use.

         The Company intends to satisfy its obligations through cash on hand, income tax refunds, sales of marketable securities and other assets and payments received on loans receivable. Management believes that its available and expected sources of cash will be sufficient to enable the Company to satisfy its obligations as they come due. Additionally, the Company has an available line of credit of $500,000, for which no borrowings are outstanding at March 31, 1998.

Year 2000 and Recent Accounting Pronouncements

         Reference is made to the disclosures included under the headings "Year 2000" and "Recent Accounting Pronouncements" in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-KSB.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            Reference is made to the disclosures in Item 3, Legal Proceedings, of the Form 10-KSB for a description of the Company's pending legal proceedings. There have been no additional material developments with respect to these proceedings.

Item 2.     Changes in Securities and Use of Proceeds

            Not applicable.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits

                    27      Financial Data Schedule (filed electronically only).

            (b)     Reports on Form 8-K - none.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FIRSTMARK CORP.



Date:  May 20, 1998                        /s/ Donald V. Cruickshanks
                                           -------------------------------------
                                           Donald V. Cruickshanks
                                           President and Chief Executive Officer



Date:  May 20, 1998                        /s/ Ronald C. Britt
                                           -------------------------------------
                                           Ronald C. Britt
                                           Chief Financial Officer