Form 10QSB
period 1998-06-30
FIRSTMARK CORP /ME/
filed 1998-08-19
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1998

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

                5,299,876 shares of common stock, par value $0.20
                   per share, outstanding as of August 1, 1998

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS

                                                                                                          Page No.

Part I.       Financial Information
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                           June 30, 1998 and December 31, 1997...............................................3

                  Condensed Consolidated Statements of Operations
                           Six Months and Three Months Ended
                           June 30, 1998 and 1997............................................................5

                  Condensed Consolidated Statements of Cash Flows
                           Six Months Ended June 30, 1998 and 1997...........................................6

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


Part II.      Other Information

         Item 1.  Legal Proceedings.........................................................................10

         Item 2.  Changes in Securities and Use of Proceeds.................................................11

         Item 3.  Defaults Upon Senior Securities...........................................................11

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................11

         Item 5.  Other Information.........................................................................11

         Item 6.  Exhibits and Reports on Form 8-K..........................................................11


                         PART I -- FINANCIAL INFORMATION

Item 1.     Financial Statements


FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

================================================================================

ASSETS

                                                                       June 30, 1998            December 31, 1997*
                                                                       -------------            ------------------
                                                                        (Unaudited)
Cash and cash equivalents                                              $   2,754,503             $   2,293,136
Accounts and notes receivables - trade, net                                1,149,263                 1,287,453
Accounts and notes receivables - related parties                             111,301                   103,338
Income taxes receivable                                                           --                   248,776
Marketable securities:
     Held for sale                                                           278,131                   348,454
     Held to maturity                                                      1,670,342                 1,800,091
Venture capital investments, net                                           1,192,865                 1,283,645
Real estate and other investments                                            816,817                   809,668
Title plant                                                                3,563,008                 3,563,008
Property, plant and equipment, net                                           770,136                   830,533
Excess of cost over fair value                                               936,881                   961,272
Deferred tax asset                                                           915,454                   920,073
Other assets                                                                 180,258                   168,234
                                                                       -------------             -------------

         Total Assets                                                  $  14,338,959             $  14,617,681
                                                                       =============             =============

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       June 30, 1998           December 31, 1997*
                                                                       -------------           ------------------
                                                                        (Unaudited)
Liabilities:
     Accounts payable and other liabilities                            $     406,926             $     575,463
     Borrowed funds                                                        1,033,483                 1,060,465
     Reserve for title policy claims                                         941,763                 1,027,607
     Deferred tax liability                                                  913,424                   920,073
                                                                       -------------             -------------
         Total Liabilities                                                 3,295,596                 3,583,608
                                                                       -------------             -------------


Stockholders' Equity:
     Preferred stock, Series A, $0.20 par value -
       authorized 250,000 shares; issued 57,000 shares
       (liquidation preference $2,280,000)                                    11,400                    11,400
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 5,501,430 shares                          1,100,286                 1,100,286
     Additional paid-in capital - preferred                                2,162,889                 2,162,889
     Additional paid-in capital - common                                  11,498,331                11,498,331
     Retained earnings (deficit)                                         (2,706,673)               (2,725,070)
     Treasury stock, at cost - 201,554 shares                              (818,773)                 (818,773)
     Net unrealized gain (loss) on marketable
       equity securities held for sale, net of taxes                       (204,097)                 (194,990)
                                                                       -------------             -------------
         Total Stockholders' Equity                                       11,043,363                11,034,073
                                                                       -------------             -------------

         Total Liabilities and Stockholders' Equity                    $  14,338,959             $  14,617,681
                                                                       =============             =============


*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

================================================================================

                                                         Six Months Ended                  Three Months Ended
                                                             June 30,                           June 30,
                                                             --------                           --------
                                                      1998              1997             1998               1997
                                                      ----              ----             ----               ----
Revenues
    Title insurance                               $ 5,833,725      $ 4,701,623       $ 3,258,011        $ 2,555,895
    Investment gains (losses)                          24,006          248,561             1,423            387,034
    Interest and dividends                            157,882          221,956            62,519             56,748
    Other revenues                                    155,934          103,590            83,397             59,143
                                                  -----------      -----------       -----------        -----------

          Total revenues                            6,171,547        5,275,730         3,405,350          3,058,820
                                                  -----------      -----------       -----------        -----------

Expenses
    Employee compensation and                       2,482,356        2,209,214         1,278,310          1,117,583
      benefits
    Commissions and fee expense                     1,655,277        1,636,937         1,019,752            891,833
    Write-offs of investments                              --          100,000                --                 --
    General and administrative                      1,696,663        1,614,313           921,018            892,746
      expenses
    Minority interest                                 250,454          125,571           138,614             67,845
                                                  -----------      -----------       -----------        -----------

          Total expenses                            6,084,750        5,686,035         3,357,694          2,970,007
                                                  -----------      -----------       -----------        -----------

Earnings (losses) before income                        86,797        (410,305)            47,656             88,813
  taxes

Income tax (benefit) expense                               --        (139,504)                --             30,144
                                                  -----------      -----------       -----------        -----------

Net earnings (loss)                                    86,797        (270,801)            47,656             58,669

Preferred stock dividend                               68,400          194,800            34,200            160,600
                                                  -----------      -----------       -----------        -----------

Net earnings (loss) applicable to
  common shares                                   $    18,397      $ (465,601)       $    13,456        $ (101,931)
                                                  ===========      ===========       ===========        ===========


Earnings (loss) per common
  share - basic and diluted                       $       .00      $     (.22)       $       .00        $     (.05)
                                                  ===========      ===========       ===========        ===========


Weighted - average number of
  shares outstanding                                5,299,876        2,069,590         5,299,876          2,069,590
                                                  ===========      ===========       ===========        ===========

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

================================================================================

                                                                                    Six Months Ended
                                                                                             June 30,
                                                                                    1998                  1997
Cash flows from Operating Activities
     Net earnings (loss)                                                     $    86,797           $ (270,801)
     Adjustments to reconcile net income
       to net cash provided by operating activities
         Depreciation and amortization                                           117,497               115,382
         Gain on receipt of Intercel shares                                           --             (381,124)
         Write-down of investments                                                    --               100,000
         Collection of income taxes receivable                                   244,902               303,385
         Marketable securities - trading account                                      --              (66,835)
         Changes in assets and liabilities                                        71,019             (309,488)
                                                                             -----------           -----------

         Net cash provided (used) by operating activities                        520,215             (509,481)
                                                                             -----------           -----------

Cash flows from Investing Activities
     Decrease (increase) in real estate investments                              (7,150)               504,828
     Decrease in notes receivable                                                 12,178                36,925
     Securities held for sale                                                   (13,898)                99,116
     Securities held to maturity                                                (28,528)                95,625
     Decrease in venture capital investments                                      90,780                42,075
     Purchase of property and equipment                                         (16,848)              (29,257)
                                                                             -----------           -----------

         Net cash provided by investing activities                                36,534               749,312
                                                                             -----------           -----------

Cash flows from Financing Activities
     Preferred stock dividends                                                  (68,400)             (194,800)
     Proceeds from borrowings                                                         --               150,000
     Repayments of borrowed funds                                               (26,982)             (663,463)
                                                                             -----------           -----------

         Net cash used by financing activities                                  (95,382)             (708,263)
                                                                             -----------           -----------

Net change in cash and cash equivalents                                          461,367             (468,432)

Cash and cash equivalents, beginning of period                                 2,293,136             1,832,681
                                                                             -----------           -----------

Cash and cash equivalents, end of period                                     $ 2,754,503           $ 1,364,249
                                                                             -----------           -----------

Cash payments for interest                                                   $    53,029           $    59,305
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

4.     Reclassifications

       Certain reclassifications have been made in the accompanying statements to permit comparison.

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

Results of Operations

                         Six Months ended June 30, 1998
                 compared to the Six Months ended June 30, 1997
                 ----------------------------------------------

         Total revenues for the six months ended June 30, 1998 increased to approximately $6,172,000, an increase of approximately $896,000 or 17% compared to total revenues of approximately $5,276,000 in the comparable six-month period of the prior year. The increase is primarily attributable to increased title insurance revenues due to a favorable interest rate environment and expansion in the Company's title insurance operations. Investment gains amounted to approximately $24,000 for the six months ended June 30, 1998 compared to net gains of $249,000 in the prior year period. The net gains in the prior year period were primarily the result of a gain (approximately $381,000) recognized on the receipt of shares of Intercel, Inc. stock previously held in escrow, which was partially offset by losses on the sales of certain investments, principally small cap stocks. Interest and dividends revenue decreased approximately $64,000 to $158,000 for the six months ended June 30, 1998 as compared to $222,000 for the comparable period of the prior year. This decrease is primarily the result of a one-time dividend of approximately $94,000 received in the prior year period.

         Operating expenses and general and administrative expenses increased by approximately $274,000 during the current six-month period compared to the comparable period of the prior year. This increase is primarily the result of
(i) higher personnel costs related to increasing volumes and expansion of the title insurance operations, (ii) an increase in the provision for policy claims primarily attributable to legal expenses relating to a STIC lawsuit, which received a favorable jury verdict, and (iii) legal expenses relating to a Firstmark lawsuit, which recently was resolved through mediation with an immaterial financial impact on the Company. For further information on these lawsuits, see Part II, Item 1, Legal Proceedings, below.

                        Three Months ended June 30, 1998
                compared to the Three Months ended June 30, 1997
                ------------------------------------------------

         Total revenues for the three months ended June 30, 1998 increased to approximately $3,405,000, an increase of approximately $346,000 or 11% compared to total revenues of approximately $3,059,000 in the comparable quarter of the prior year. The increase is primarily attributable to increased title insurance revenues due to a favorable interest rate environment and expansion in the Company's title insurance operations. Investment gains amounted to approximately $1,000 for the quarter ended June 30, 1998 compared to a gain of $387,000 in the prior year quarter. The gain in the prior year quarter was primarily the result of a gain (approximately $381,000) recognized on the receipt of shares of Intercel, Inc. stock previously held in escrow. Interest and dividends revenue increased approximately $6,000 to $63,000 for the quarter ended June 30, 1998 as compared to $57,000 for the comparable quarter of the prior year.

         Operating expenses and general and administrative expenses increased by approximately $317,000 during the current quarter compared to the comparable quarter of the prior year. This increase is primarily the result of (i) higher personnel costs related to increasing volumes and expansion of the title insurance operations, (ii) an increase in the provision for policy claims primarily attributable to legal expenses relating to a STIC lawsuit, which received a favorable jury verdict, and (iii) legal expenses relating to a Firstmark lawsuit, which recently was resolved through mediation with an immaterial financial impact on the Company. For further information on these lawsuits, see Part II, Item 1, Legal Proceedings, below.

Liquidity and Capital Resources

         The Company's cash and cash equivalents were approximately $2,755,000 at June 30, 1998 as compared to $2,293,000 at December 31, 1997. However a significant portion of the cash and cash equivalents (approximately $1,901,000 at June 30, 1998 and $1,707,000 at December 31, 1997) was held by a subsidiary, STIC, and is subject to certain regulatory requirements as to use.

         The Company intends to satisfy its obligations through cash on hand, sales of marketable securities and other assets and payments received on loans receivable. Management believes that its available and expected sources of cash will be sufficient to enable the Company to satisfy its obligations as they come due. Additionally, the Company has an available line of credit of $500,000, for which no borrowings are outstanding at June 30, 1998.

Year 2000 and Recent Accounting Pronouncements

         Reference is made to the disclosures included under the headings "Year 2000" and "Recent Accounting Pronouncements" in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-KSB.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            Lake Anna Litigation. On August 7, 1996, Lake Anna Development, L.C. ("Lake Anna") filed a Motion for Judgment against STIC in the Circuit Court of Louisa County in the Commonwealth of Virginia. The Motion for Judgment alleged that STIC breached a contractual obligation under a title insurance policy that contained affirmative mechanics' lien coverage when STIC denied liability under the exclusions of the title insurance policy. STIC issued the title insurance policy at issue to the lender, a federal savings bank, in connection with the development of the insured project. Lake Anna alleged that it had succeeded to the position of the lender. The Motion for Judgment sought relief in the amount of $1,342,374.38 plus interest from May 6, 1996.

            On May 22, 1998, a jury returned a verdict in favor of STIC. On August 5, 1998, following several post-verdict motions by Lake Anna, the Circuit Court issued a final order entering judgment on the verdict. Lake Anna has until September 4, 1998 to appeal the judgment to the Supreme Court of Virginia.

            DiBello Loving Trust Litigation. On June 20, 1997, the beneficiaries of the DiBello Loving Trust filed a civil lawsuit against James Vigue, former President and Chief Executive Officer of the Company, Ivy Gilbert, former Treasurer and Chief Financial Officer of the Company, and the Company. The lawsuit was pending in the Maine Superior Court for Kennebec County. The beneficiaries alleged that James Vigue, as trustee of the trust, mismanaged the trust, breached his duties as trustee, made misrepresentations to them, was negligent in the management of the trust and violated the Maine Securities Act and the Maine Unfair Trade Practices Act. They alleged that Ivy Gilbert participated in the breach of trust. They alleged that the Company was liable for Mr. Vigue's actions and was liable as a trustee and for violation of the Maine Securities Act and the Maine Unfair Trade Practices Act. The beneficiaries claimed compensatory damages in a range of $500,000 to $1.0 million, plus punitive damages.

            On June 30, 1998, the parties reached an agreement through mediation to settle the lawsuit. The terms of the settlement arrangement, however, are subject to a confidentiality agreement executed by the parties.

            Investigation by the Securities and Exchange Commission. The Securities and Exchange Commission (the "SEC") recently entered an Order Directing Private Investigation and Designating Officers to Take Testimony in a proceeding titled In the Matter of Firstmark Corp. The SEC is investigating the possible violation of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933, as amended, and
            Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by Firstmark Investment Corp. ("FIC"), Firstmark Capital Corp. ("FCC") and the Company. The private investigation focuses on events that have occurred from, in or before January 1994 to the present. The Company transferred FIC and FCC to Ivy L. Gilbert, a director and former officer and employee of the Company, in January 1997.

            The private investigation is in its initial stages of discovery, and the Company intends to cooperate fully with the SEC.

Item 2.     Changes in Securities and Use of Proceeds

            Not applicable.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the quarter ended June 30, 1998.

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


                                           FIRSTMARK CORP.



Date:  August 19, 1998                     /s/ Donald V. Cruickshanks
                                           -------------------------------------
                                           Donald V. Cruickshanks
                                           President and Chief Executive Officer



Date:  August 19, 1998                     /s/ Ronald C. Britt
                                           -------------------------------------
                                           Ronald C. Britt
                                           Chief Financial Officer