Form 10QSB
period 1998-09-30
FIRSTMARK CORP /ME/
filed 1998-11-17
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

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

                5,309,876 shares of common stock, par value $0.20
                  per share, outstanding as of October 30, 1998

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS

                                                                                Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                           September 30, 1998 and December 31, 1997................3

                  Condensed Consolidated Statements of Operations
                           Nine Months and Three Months Ended
                           September 30, 1998 and 1997.............................5

                  Condensed Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 1998 and 1997...........6

                  Notes to Condensed Consolidated Financial Statements.............7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operation................................8


Part II.      Other Information

         Item 1.  Legal Proceedings...............................................12

         Item 2.  Changes in Securities and Use of Proceeds.......................12

         Item 3.  Defaults Upon Senior Securities.................................12

         Item 4.  Submission of Matters to a Vote of Security Holders.............13

         Item 5.  Other Information...............................................13

         Item 6.  Exhibits and Reports on Form 8-K................................13


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements


FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

===============================================================================

ASSETS


                                                                   September 30, 1998          December 31, 1997*
                                                                   ------------------          ------------------
                                                                         (Unaudited)

Cash and cash equivalents                                                 $3,021,607            $    2,293,136
Accounts and notes receivables - trade, net                                1,198,510                 1,287,453
Accounts and notes receivables - related parties                             138,206                   103,338
Income taxes receivable                                                           --                   248,776
Marketable securities:
     Held for sale                                                           252,790                   348,454
     Held to maturity                                                      1,571,239                 1,800,091
Venture capital investments, net                                           1,111,040                 1,283,645
Real estate and other investments                                            817,358                   809,668
Title plant                                                                3,563,008                 3,563,008
Property, plant and equipment, net                                           737,760                   830,533
Excess of cost over fair value                                               926,075                   961,272
Deferred tax asset                                                           934,935                   920,073
Other assets                                                                 198,925                   168,234
                                                                       -------------             -------------

         Total Assets                                                  $  14,471,453             $  14,617,681
                                                                       =============             =============


FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   September 30, 1998          December 31, 1997*
                                                                   ------------------          ------------------
                                                                         (Unaudited)
Liabilities:
     Accounts payable and other liabilities                         $        530,993           $       575,463
     Borrowed funds                                                          919,412                 1,060,465
     Reserve for title policy claims                                       1,035,534                 1,027,607
     Deferred tax liability                                                  920,073                   920,073
                                                                    ----------------           ---------------
         Total Liabilities                                                 3,406,012                 3,583,608
                                                                    ----------------           ---------------


Stockholders' Equity:
     Preferred  stock,  Series A,  $0.20 par value -
       authorized 250,000 shares; issued 57,000 shares
       (liquidation preference $2,280,000)                                    11,400                    11,400
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 5,501,430 shares                          1,100,286                 1,100,286
     Additional paid-in capital - preferred                                2,162,889                 2,162,889
     Additional paid-in capital - common                                  11,498,331                11,498,331
     Retained earnings (deficit)                                         (2,662,579)               (2,725,070)
     Treasury stock, at cost - 201,554 shares                              (818,773)                 (818,773)
     Net unrealized gain (loss) on marketable
       equity securities held for sale, net of taxes                       (226,113)                 (194,990)
                                                                      --------------            --------------
         Total Stockholders' Equity                                       11,065,441                11,034,073
                                                                      --------------            --------------

         Total Liabilities and Stockholders' Equity                   $   14,471,453             $  14,617,681
                                                                      ==============             =============



*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

===============================================================================

                                                       Nine Months Ended                  Three Months Ended
                                                         September 30,                       September 30,
                                                         -------------                       -------------
                                                    1998              1997             1998                1997
                                                    ----              ----             ----                ----
Revenues
    Title insurance                               $ 9,568,084      $ 7,662,828       $ 3,734,359        $  2,961,204
    Investment gains                                   28,922          361,143             4,916             112,582
    Interest and dividends                            243,971          307,017            86,089              85,062
    Other revenues                                    263,711          203,277           107,777              99,687
                                                  -----------      -----------       -----------        ------------

          Total revenues                           10,104,688        8,534,265         3,933,141           3,258,535
                                                  -----------      -----------       -----------        ------------

Expenses
    Employee compensation and
      benefits                                      3,960,280        3,342,610         1,477,924           1,133,395
    Commissions and fee expense                     2,943,655        2,616,937         1,288,378             980,000
    Write-offs of investments                              --          100,000                --                  --
    General and administrative
      expenses                                      2,683,000        2,591,075           986,337             976,762
    Minority interest                                 352,661          267,149           102,207             141,578
                                                  -----------      -----------       -----------        ------------

          Total expenses                            9,939,596        8,917,771         3,854,846           3,231,735
                                                  -----------      -----------       -----------        ------------

Earnings (losses) before income
  taxes                                               165,092        (383,506)            78,295              26,800

Income tax (benefit) expense                               --        (130,392)                --               9,112
                                                  -----------      -----------       -----------        ------------

Net earnings (loss)                                   165,092        (253,114)            78,295              17,688

Preferred stock dividend                              102,600          229,000            34,200              34,200
                                                  -----------      -----------       -----------        ------------

Net earnings (loss) applicable to
  common shares                                   $    62,492      $ (482,114)       $    44,095         $  (16,512)
                                                  ===========      ===========       ===========         ===========

Earnings (loss) per common
  share - basic and diluted                       $       .01      $     (.23)       $       .01         $     (.01)
                                                  ===========      ===========       ===========         ===========

Weighted - average number of
  shares outstanding                                5,299,876        2,069,590         5,299,876           2,069,590
                                                  ===========      ===========       ===========         ===========

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

===============================================================================


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                       -------------
                                                                                  1998                  1997
                                                                                  ----                  ----
Cash flows from Operating Activities
     Net earnings (loss)                                                    $    165,092           $ (253,114)
     Adjustments to reconcile net income
       to net cash provided by operating activities
         Depreciation and amortization                                           173,536               175,751
         Gain on receipt and sale of Intercel shares                                  --             (479,465)
         Write-down of investments                                                    --               100,000
         Collection of income taxes receivable                                   244,902               303,385
         Marketable securities - trading account                                      --              (58,944)
         Changes in assets and liabilities                                       279,662                77,634
                                                                            ------------           -----------

         Net cash provided (used) by operating activities                        863,192             (134,753)
                                                                            ------------           -----------

Cash flows from Investing Activities
     Decrease (increase) in real estate investments                              (9,900)               526,199
     Decrease in notes receivable                                                 41,044               122,984
     Securities held for sale                                                   (18,278)               658,629
     Securities held to maturity                                                (28,528)                95,625
     Decrease in venture capital investments                                     174,814                43,597
     Purchase of property and equipment                                         (50,220)              (34,220)
                                                                            ------------           -----------

         Net cash provided by investing activities                               108,932             1,412,814
                                                                            ------------           -----------

Cash flows from Financing Activities
     Preferred stock dividends                                                 (102,600)             (229,000)
     Proceeds from borrowings                                                         --               150,000
     Repayments of borrowed funds                                              (141,053)             (826,037)
                                                                            ------------           -----------

         Net cash used by financing activities                                 (243,653)             (905,037)
                                                                            ------------           -----------

Net change in cash and cash equivalents                                          728,471               373,024

Cash and cash equivalents, beginning of period                                 2,293,136             1,832,681
                                                                            ------------           -----------

Cash and cash equivalents, end of period                                    $  3,021,607           $ 2,205,705
                                                                            ------------           -----------

Cash payments for interest                                                  $     77,480           $    83,707
                                                                            ============           ===========

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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations

                      Nine Months ended September 30, 1998
              compared to the Nine Months ended September 30, 1997

         Total revenues for the nine months ended September 30, 1998 increased to approximately $10,105,000, an increase of approximately $1,570,000 or 18% compared to total revenues of approximately $8,534,000 in the comparable nine-month period of the prior year. The increase is primarily attributable to increased title insurance revenues due to a favorable interest rate environment and expansion in the Company's title insurance operations. Investment gains amounted to approximately $29,000 for the nine months ended September 30, 1998 compared to net gains of $361,000 in the prior year period. The net gains in the prior year period were primarily the result of a gain (approximately $479,000) recognized on the receipt and sale of shares of Intercel, Inc. stock, which was partially offset by losses on the sales of certain investments, principally small cap stocks. Interest and dividends revenue decreased approximately $63,000 to $244,000 for the nine months ended September 30, 1998 as compared to $307,000 for the comparable period of the prior year. The decrease is primarily the result of a one-time dividend of approximately $94,000 received in the prior year period.

         Operating expenses and general and administrative expenses increased by approximately $1,036,000 during the current nine-month period compared to the comparable period of the prior year. This increase is primarily the result of
(i) higher personnel costs related to increasing volumes and expansion of the title insurance operations, (ii) an increase in the provision for policy claims primarily attributable to legal expenses relating to a STIC lawsuit, which received a favorable jury verdict in May 1998, and (iii) legal expenses relating to a Firstmark lawsuit, which was resolved in June 1998 through mediation with an immaterial financial impact on the Company, and a private investigation brought by the Securities and Exchange Commission (the "SEC"). For further information on certain of these matters, see Part II, Item 1, Legal Proceedings, below.

                      Three Months ended September 30, 1998
              compared to the Three Months ended September 30, 1997

         Total revenues for the three months ended September 30, 1998 increased to approximately $3,933,000, an increase of approximately $674,000 or 21% compared to total revenues of approximately $3,259,000 in the comparable quarter of the prior year. The increase is primarily attributable to increased title insurance revenues due to a favorable interest rate environment and expansion in the Company's title insurance operations. Investment gains amounted to approximately $5,000 for the quarter ended September 30, 1998 compared to a gain of $113,000 in the prior year quarter. The gain in the prior year quarter was primarily the result of a gain recognized on the sale of shares of Intercel, Inc. stock. Interest and dividends revenue increased approximately $1,000 to $86,000 for the quarter ended September 30, 1998 as compared to $85,000 for the comparable quarter of the prior year.

         Operating expenses and general and administrative expenses increased by approximately $662,000 during the current quarter compared to the comparable quarter of the prior year. This increase is primarily the result of (i) higher personnel costs related to increasing volumes and expansion of the title insurance operations, (ii) an increase in the provision for policy claims and
(iii) legal expenses relating to a Firstmark lawsuit, which was resolved in June 1998 through mediation with an immaterial financial impact on the Company, and a private investigation brought by the SEC.

Liquidity and Capital Resources

         The Company's cash and cash equivalents were approximately $3,022,000 at September 30, 1998 as compared to $2,293,000 at December 31, 1997. However a significant portion of the cash and cash equivalents (approximately $2,029,000 at September 30, 1998 and $1,707,000 at December 31, 1997) was held by a subsidiary, STIC, and is subject to certain regulatory requirements as to use.

         The Company intends to satisfy its obligations through cash on hand, sales of marketable securities and other assets and payments received on loans receivable. Management believes that its available and expected sources of cash will be sufficient to enable the Company to satisfy its obligations as they come due. Additionally, the Company has an available line of credit of $500,000, for which no borrowings are outstanding at September 30, 1998.

Year 2000 Issues

         Year 2000 issues relate primarily to the inability of certain computerized devices (hardware, software and equipment) to process year-dates properly after 1999. Many existing computer programs have been written using only two digits to define an applicable year rather than four digits. Accordingly, on January 1, 2000, many date-sensitive programs and devices may recognize a date using the two digits "00" as the year 1900 rather than the year 2000. This situation could result in inaccurate processing of data, erroneous results or other system failures.

         The Company continues to address the Year 2000 issues relating to its operations with the intent that it (i) identify areas of potential exposure, both internal and external to its organization, (ii) assess the risks and costs associated with eliminating or reducing that exposure, (iii) develop a plan to take necessary actions before the year 2000 and (iv) consider the need for a contingency plan to handle the most reasonably likely worst case scenarios.

         To date, the Company has primarily focused on the identification and assessment of its Year 2000 issues. The Company has completed an initial assessment of its accounting and operational software and discussed the payroll and human resources software with its third party service provider. Management believes, based on discussions with software vendors and initial tests of the accounting and operational software, that such software is currently Year 2000 compliant and that the Company's risks in these areas are minimal. The payroll and human resources software used by the Company's third party service provider is not currently Year 2000 compliant. However, management has been told that the next version of that software to be released (currently scheduled for the end of 1998) will be Year 2000 compliant. Once the new version of the software is available, the Company plans to perform its own tests and evaluation to assess any potential problems.

         Costs associated with remediation of Year 2000 issues are not expected to be material to the Company's financial position, results of operations or cash flows. To date, such costs have totaled less than $5,000, and the Company expects that future costs will not exceed $10,000. These costs would include primarily minimal additional data processing consulting costs, purchases of new personal computers to replace computers that cannot be modified to handle date-sensitive data correctly and potentially the costs to purchase upgrades to certain accounting software programs.

         No contingency plan has been developed to date since the potential impact of the Year 2000 issues facing the Company is currently considered to be minimal. However, management will continue to assess the need for a contingency plan if additional risks are identified in the further testing of existing, updated or new hardware and software or if it becomes aware of other concerns not presently contemplated in the evaluation of the Company's ability to be Year 2000 compliant.

Recent Accounting Pronouncements

         Reference is made to the disclosures included under the heading "Recent Accounting Pronouncements" in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-KSB.

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

         On May 22, 1998, a jury returned a verdict in favor of STIC. On August 5, 1998, following several post-verdict motions by Lake Anna, the court issued a Final Order entering judgment on the verdict in favor of STIC. Lake Anna noted its appeal and, on November 5, 1998, filed a Petition for Appeal with the Virginia Supreme Court, which raises the same issues that were raised by Lake Anna in its post-verdict motions. Counsel for STIC has advised that it is their opinion that there was no error and that the trial court verdict should be affirmed.

         Investigation by the Securities and Exchange Commission. The Securities and Exchange Commission (the "SEC") recently entered an Order Directing Private Investigation and Designating Officers to Take Testimony in a proceeding titled In the Matter of Firstmark Corp. The SEC is investigating the possible violation of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by Firstmark Investment Corp. ("FIC"), Firstmark Capital Corp. ("FCC") and the Company. The private investigation focuses on events that have occurred from, in or before January 1994 to the present. The Company transferred FIC and FCC to Ivy L. Gilbert, a former director, officer and employee of the Company, in January 1997.

         The private investigation is in its initial stages of discovery, and the Company continues to cooperate fully with the SEC.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

Item 5.  Other Information

         James F. Vigue and Ivy L. Gilbert resigned from the Company's Board of Directors effective November 10, 1998. George H. Morison, President and Chief Operating Officer of Patient First Corporation, was appointed to the Company's Board of Directors on November 10, 1998.

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


                                         FIRSTMARK CORP.



Date: November 16, 1998                  /s/ Donald V. Cruickshanks
                                         ----------------------------
                                         Donald V. Cruickshanks
                                         President and Chief Executive Officer



Date: November 16, 1998                  /s/ Ronald C. Britt
                                         ---------------------
                                         Ronald C. Britt
                                         Chief Financial Officer