Form 10KSB40
period 1998-12-31
FIRSTMARK CORP /ME/
filed 1999-04-15
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                                 (804) 648-9048
                (Issuer's Telephone Number, Including Area Code)

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

                                                            Yes __X__   No _____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

         The issuer's revenues for the fiscal year ended December 31, 1998 were $__________.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 1999 was $1,979,783.

         The number of shares outstanding of Common Stock, as of March 31, 1999 was 5,319,876.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III -- The Company's definitive Proxy Statement for a Special Meeting of Shareholders, which was filed with the Commission on January 29, 1999.

                                TABLE OF CONTENTS

                                     PART I
                                                                                                        Page
Item 1.      Description of Business.......................................................................3

Item 2.      Description of Property......................................................................11

Item 3.      Legal Proceedings............................................................................11

Item 4.      Submission of Matters to a Vote of Security Holders..........................................13


                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.....................................13

Item 6.      Management's Discussion and Analysis of Financial Condition
             and Results of Operation.....................................................................14

Item 7.      Financial Statements.........................................................................18

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......................................................18


                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............................................18

Item 10.     Executive Compensation.......................................................................19

Item 11.     Security Ownership of Certain Beneficial Owners and Management...............................19

Item 12.     Certain Relationships and Related Transactions...............................................19

Item 13.     Exhibits, List and Reports on Form 8-K.......................................................20

                                     PART I

Item 1.      Description of Business

General

         Firstmark Corp. (the "Company") was incorporated in Maine in January 1982. The Company makes venture capital and real estate investments either in the form of pure equity investments or in the form of loans with an equity participation feature. Until March 5, 1999, the Company was principally engaged in the business of issuing title insurance through a subsidiary, Southern Title Insurance Corporation ("STIC"). See "Recent Developments -- Sale of STIC." Until January 24, 1997, the Company also actively traded public stocks and bonds and provided financial consulting services to a select number of individuals and institutions. See "-- Business and Operational Development."

Recent Developments -- Sale of STIC

         On March 5, 1999, the Company sold all of the issued and outstanding capital stock of Investors Southern Corporation ("ISC") (the "Transaction") pursuant to a Stock Purchase Agreement by and among the Company, Southern Capital Acquisition Corporation, a Virginia corporation ("SCAC"), ISC, and STIC, and Old Guard Group, Inc., a Pennsylvania corporation ("Old Guard"), dated as of December 2, 1998 (the "Stock Purchase Agreement").

         The Company is the parent company of SCAC, which owned all of the outstanding shares of the capital stock of ISC prior to the Transaction. ISC is a holding company and owns all of the outstanding shares of the capital stock of STIC, a title insurance company, as well as several other entities conducting activities related to the title insurance and settlement business. As a result of the Transaction, ISC and STIC, the Company's principal operating subsidiary, became wholly owned subsidiaries of Old Guard.

         The purchase price paid by Old Guard consists of two components: cash paid upon the consummation of the Transaction and a three year earn-out to be paid, if earned, in cash in 2000, 2001 and 2002. Upon the consummation of the Transaction, Old Guard paid to SCAC $6.75 million by wire transfer of immediately available funds. In addition, in 2000, 2001 and 2002, SCAC will receive additional cash payments based on the pre-tax net income of ISC and its subsidiaries, including STIC, for each of the fiscal years ending December 31, 1999, 2000 and 2001. Such earn-out payments will be paid in cash within 90 days following the end of each such fiscal year and will be in an amount equal to 25% of (i) the pre-tax net income of ISC and its subsidiaries, including STIC, for such fiscal year less (ii) the cumulative net loss of ISC and its subsidiaries, if any, during all such prior fiscal years.

         Pursuant to the Stock Purchase Agreement, Old Guard has agreed to continue to operate ISC and its subsidiaries in a manner that is consistent with past practice. In addition, Old Guard has agreed that, when determining ISC's pre-tax net income, it will not allocate against the revenues of ISC and its subsidiaries any liabilities or expenses that did not arise in the ordinary course of business. Finally, Old Guard has agreed that it will not transfer any of the business operations of ISC and its subsidiaries to itself or one of its own subsidiaries or sell, assign or otherwise transfer the business of ISC and its subsidiaries to a third party, whether by sale of assets or stock, merger or otherwise.

         Donald V. Cruickshanks, President, Chief Executive Officer and Chairman of the Board of the Company, will continue to serve as President and Chief Executive Officer of STIC.

Business and Operational Development

         Acquisition of STIC. In June 1996, Southern Capital Corp. ("SCC"), the former parent company of STIC, was merged with and into SCAC. As part of the merger, the shareholders of SCC received 40,000 shares of the Company's Series B, cumulative, non-voting preferred stock, par value $.20 per share (the "Series B Preferred Stock"). The Series B Preferred Stock was not convertible by the holders, but could be converted by the Company, subject to approval by the Federal Communications Commission ("FCC"), into not less than 2,000,000 shares of the Company's common stock, par value $.20 per share (the "Common Stock"), subject to adjustment if the market price of the Common Stock is less than $4.00 per share at the time of conversion. The Series B Preferred Stock began accruing dividends on January 1, 1997 and, if not converted by the Company sooner, would have been redeemable at the option of the holders at a price of $200 per share after June 30, 1998. The Series B Preferred Stock was converted into shares of Common Stock in October 1997.

         Until March 5, 1999, SCAC, through its subsidiary, STIC, was principally engaged in the business of issuing title insurance. SCAC also reviews investment opportunities for its own account. Currently, SCAC is an investor in Champion Broadcasting Corp. ("Champion"), a small market radio acquisition company that historically acquired multiple stations in single markets ranked below the top 150 markets by Arbitron.

         Board Review of Company Operations. At the end of 1996, the Company reviewed several of its operations that were unprofitable. First, Firstmark Prime Securities, located in Portland, Maine was closed in December 1996. Robert
A. Rice, who had supervised the Portland operations, resigned as an officer and director of the Company. The Board of Directors also concluded that it was unlikely that the Company could profitably conduct certain operations located in Waterville, Maine. Those operations included financial planning, investment management, estate and tax planning, insurance planning and securities brokerage. Generally, it was determined that the revenue stream from those businesses was too uncertain and uneven to justify the related operating expenses.

         In addition to reducing operating expenses, the Board of Directors also determined that it was important to improve the Company's liquidity by converting non-cash assets to cash and, if possible, extending the maturity of some or all of the Company's convertible notes, which, if not extended, were due on April 21, 1997.

         Based on these conclusions, the Company devised a plan intended to help it achieve its short-term goals of reducing expenses and improving liquidity, consistent with its clients' interests and its contractual obligations.

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

         On January 24, 1997, James F. Vigue resigned as President and Chief Executive Officer of the Company. Mr. Vigue was a consultant to the Company from his resignation until January 1998 and continued to serve as the Chairman of the Board of Directors until November 1998. For his services as a consultant, Mr. Vigue was to receive $90,000, payable over 12 months. Mr. Vigue assigned the right to receive these payments to Firstmark Capital Corp.

         As a result of these developments, the Company was released from several obligations. First, in connection with the transfer of the stock of the subsidiaries to Ms. Gilbert, Firstmark Capital Corp. assumed the Company's obligations under the lease, dated January 1, 1993, between the Company, as tenant, and Pinnacle Investment Group ("Pinnacle"), as landlord, for approximately 4,000 square feet of commercial space at the Company's office in Waterville, Maine. At the time of the assumption, the rent under the lease, which terminates on December 31, 2003, was approximately $44,000 per year. The Company owned the parcel of land on which its administrative office was located. On January 27, 1997, Pinnacle purchased the land for $55,000.

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

         Both Mr. Vigue and Ms. Gilbert continued to serve as directors of the Company until their resignations in November 1998. Donald V. Cruickshanks, President of STIC, was appointed President and Chief Executive Officer of the Company on January 24, 1997. Lewis M. Brubaker, Jr., chief financial officer of SCC at that time, was appointed Chief Financial Officer of the Company on the same date. Mr. Brubaker resigned on April 25, 1997 to take advantage of a new employment opportunity.

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

         Extension of Notes. In March 1997, holders of $585,000 of the Company's 8% convertible notes due April 21, 1997, agreed to extend the maturity date of the indebtedness evidenced by these notes to March 1, 1999 at an interest rate of nine percent. This amount represented approximately 57% of the $1,035,000 of such notes outstanding. As of March 1, 1999, all of these extended notes were paid in full by the Company. The holders of the remaining $450,000 of notes redeemed their notes in April 1997.

         Restructuring of the Board of Directors. At the beginning of 1998, the Board of Directors consisted of five members, three of whom (Messrs.
Cruickshanks and Vigue and Ms. Gilbert) were current or former executive officers of the Company and two of whom (H. William Coogan, Jr. and Susan C. Coogan, as trustee of The H. William Coogan Irrevocable Trust) were holders of more than 20% of the issued and outstanding shares of the Company's common stock.

         In April 1998, Mr. and Mrs. Coogan resigned from the Board of Directors. In May 1998, Steven P. Settlage, the President and a director of three real estate development and consulting firms in the Richmond, Virginia area, was appointed to the Board of Directors. In November 1998, Mr. Vigue and Ms. Gilbert resigned from the Board of Directors, and George H. Morison, the President and Chief Operating Officer of Patient First Corporation, a provider of primary medical care based in Richmond, Virginia, was appointed to the Board of Directors.

Related Industry Segments

         The following description is a summary of the Company's historical operations by industry segment.

Title Insurance

         Until their sale to Old Guard on March 5, 1999, the title insurance-related subsidiaries derived their revenues from policy premiums and other related fees for title abstracts, binder preparations and escrow closings. Title insurance policies are issued to buyers of real property and secured real property lenders. These policies customarily insure against title defects, liens and encumbrances that are not specifically exempted in the policy. Title insurance differs from other types of insurance because it is related to past events which affect title to the property at the time of closing and not to unforeseen future events. Revenues were generated from 11 directly, indirectly and/or partially owned and operated offices as well as an agency network of over 100 agents. The majority of these revenues were generated in Ohio and Virginia. The sales and marketing efforts of STIC were generally targeted at the residential housing and commercial real estate markets.

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

Subsidiaries

         The following lists the Company's subsidiaries after the January 24, 1997 transfer of three subsidiaries to Ivy Gilbert (see "-- Business and Operational Development") and the services that they provide:

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

         The following lists the subsidiaries of ISC, a subsidiary of the Company until its sale to Old Guard on March 5, 1999 (see "Recent Developments -- Sale of STIC"), and the services that they provide. ISC served as the holding company for the Company's title insurance and related operations.

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

         Glasgow Enterprises Corp.              Acquired: 1996

                  This subsidiary is involved in title agency joint ventures with various partners. These joint ventures and the percentage of ownership are as follows:

                  Ashburn Title Services, L.C.                         55%
                  Southern Title of Ohio, Inc.                         75%
                  Southern Title of Ohio, Limited                      75%
                  Southern Title of the Peninsula, LLC                 70%
                  Southern Title of North Carolina, LLC                70%
                  Southern Agency, LC                                  70%
                  Southern Title of Roanoke, LLC                       33%
                  TBD Settlement LLC                                   50%

         Southern Title Services, Inc.          Acquired: 1996

                  This company is a subsidiary of STIC and provides special title insurance and real estate transaction accommodation functions, such as exchanger in like kind exchanges and mechanics' lien agent for construction loans in Virginia.

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

Employees

         As of December 31, 1998, the Company and its subsidiaries had approximately 143 total employees, of which 24 were part-time. The Company believes that its relations with its employees are good.

Significant Customers

         Prior to the sale of the Company`s title insurance-related subsidiaries to Old Guard on March 5, 1999, the Company did not receive more than 10% of its business or revenues from any single customer.

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

         The Insurance Law of Virginia limits the maximum amount of dividends that may be paid without approval by the Virginia Bureau of Insurance.

         Reinsurance. STIC reinsures portions of title insurance risks with unaffiliated insurance companies under reinsurance treaties (or reinsurance treaty agreements). In such reinsurance agreements, the reinsurer accepts that part of the risk which STIC, as the primary insurer, decides not to retain, in consideration for a portion of the premium. Generally, STIC enters into traditional reinsurance arrangements to diversify its risk and to limit loss exposure on risks that exceed STIC's self-imposed policy retention limits. These limits are considered prudent by STIC's management and were well below the $3.4 million limit allowed by statute, as of December 31, 1998. STIC, however, remains liable to the insureds for the total risk, whether or not the reinsurer meets its obligations.

         At December 31, 1998, STIC ceded all of its reinsurance liability to one carrier, Fidelity National Title Insurance Company ("Fidelity"), with which STIC has had a treaty reinsurance agreement since October 1, 1992. Under this agreement, STIC has reinsured all single policy risk in excess of $250,000 from October 1, 1992 to August 1, 1996 and all single policy risk in excess of $300,000 since August 1, 1996. For the years ended December 31, 1998 and 1997, STIC ceded to Fidelity $192 million and $282 million, respectively.

Item 2.      Description of Property

Corporate Real Estate

         Prior to January 24, 1997, the Company leased its executive and administrative offices, consisting of approximately 4,000 square feet of commercial space, from the Pinnacle Investment Group ("Pinnacle"), a group consisting of four individuals, one of whom was an officer of the Company. This facility was leased from Pinnacle under a fifteen year lease terminating on December 31, 2003. The lease was renewable and negotiable after five years. Effective January 24, 1997, Firstmark Capital Corp. assumed the lease obligation. The Company owned the parcel of land on which its administrative offices were located. On January 27, 1997, Pinnacle purchased the land for $55,000. For further information, see Item 1., "Description of Business -- Business and Operational Development," above.

         Prior to the sale of the Company's title insurance-related subsidiaries to Old Guard on March 5, 1999, the Company owned 5,716 square feet of land and a two-story office building containing 3,842 square feet that contains the Charlottesville, Virginia office of STIC. The building was not encumbered and was in good operating condition. The brick structure was built in 1920 and renovated in 1985.

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


Item 3.      Legal Proceedings

         The Company is involved in litigation from time to time in the ordinary course of business. Except as noted below, the Company was not involved in any litigation outside the ordinary course of business.

         Lake Anna Litigation. On August 7, 1996, Lake Anna Development, L.C. ("Lake Anna") filed a Motion for Judgment against STIC in the Circuit Court of Louisa County in the Commonwealth of Virginia. The Motion for Judgment alleged that STIC breached a contractual obligation under a title insurance policy that contained affirmative mechanics' lien coverage when STIC denied liability under the exclusions of the title insurance policy. STIC issued the title insurance policy at issue to the lender, a federal savings bank, in connection with the development of certain real estate. Lake Anna alleged that it had succeeded to the position of the lender. The Motion for Judgment sought relief in the amount of $1,342,374.38 plus interest from May 6, 1996.

         On May 22, 1998, a jury returned a verdict in favor of STIC. On August 5, 1998, following several post-verdict motions by Lake Anna, the court issued a Final Order entering judgment on the verdict in favor of STIC. Lake Anna noted its appeal and, on November 5, 1998, filed a Petition for Appeal with the Virginia Supreme Court, which raises the same issues that were raised by Lake Anna in its post-verdict motions. STIC subsequently filed a response stating that there was no error, and counsel for STIC has advised that it is their opinion that the trial court verdict should be affirmed.

         In March 1999, the court rejected Lake Anna's appeal and affirmed the trial court verdict in favor of STIC.

         Investigation by the Securities and Exchange Commission. The Securities and Exchange Commission (the "SEC") has entered an Order Directing Private Investigation and Designating Officers to Take Testimony in a proceeding titled In the Matter of Firstmark Corp. The SEC is investigating the possible violation of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933, as amended, and
Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder by Firstmark Investment Corp. ("FIC"), Firstmark Capital Corp. ("FCC") and the Company. The private investigation focuses on events that have occurred from, in or before January 1994 to the present. The Company transferred FIC and FCC to Ivy L. Gilbert, a former director, officer and employee of the Company, in January 1997.

         The   Company   believes   that  any  events  at  issue  in  the  SEC's
investigation relate to the Company's prior management, all of whom have resigned from all of their positions with the Company. Current management of the Company does not have specific knowledge of the events at issue and is uncertain as to the matters under investigation by the Commission. The private investigation remains in its initial stages of discovery, and the Company continues to cooperate fully with the Commission.

         Burden Litigation. On February 16, 1999, D. Frick and Tammy F. Burden filed a Complaint against the Company in the United States District Court for the District of Maine. The Complaint is based on certain actions of the Company beginning in 1992, at which time the Company was acting through its president, James F. Vigue, in connection with the formation and administration of a trust holding certain assets of the plaintiffs and the management of such assets. The Complaint alleges that the Company, in its capacity as a trustee, breached certain fiduciary and other duties owed to the plaintiffs and their trust, including several duties relating to a breach of trust under Maine law, and violated the anti-fraud provisions of the Maine Securities Act and the Maine Unfair Trade Practices Act. The plaintiffs have included in their request for relief (i) a complete accounting of the trust from the date that the Company became trustee to the present, (ii) restitution for breaches of trust in an amount equal to the damages suffered by the plaintiffs, (iii) monetary damages in an amount equal to the value of the trust's assets had they been placed in the hands of a prudent person, (iv) the imposition of a constructive trust over all assets of the trust distributed or paid to the Company and (v) exemplary and punitive damages. The plaintiffs contend that their total damages are $510,000.

         Pretrial discovery is in its initial stages. The Company has denied all liability and it intends to defend the lawsuit vigorously.

         Other Claims. The Company's current management is also aware, or has also been advised by counsel for the Company's prior management, that the Company may be in the future the subject of civil litigation claims that have been threatened by certain individuals who are or may have been shareholders of the Company or customers of FIC, FCC or the Company. The Company believes that any basis for such actions would arise from the conduct of prior management, but it has insufficient information to assess whether any such claims, if asserted, would have any merit. The Company has engaged counsel to make an assessment of these threatened claims, but has not received the results of any such assessment as of the date of this report. The Company will vigorously defend any such claims that may be asserted against it.

Item 4.      Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the period covered by this report.


                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

         The Common Stock of the Company is traded on the Nasdaq SmallCap Market under the symbol of "FIRM".

         The shares of Common Stock are currently listed on the Nasdaq SmallCap Market under the symbol of "FIRM." Effective February 1998, the Nasdaq SmallCap Market's continued listing requirements require, among others things, that shares listed on the Nasdaq SmallCap Market maintain a minimum bid price of $1.00 per share. The shares of Common Stock did not maintain this minimum bid price standard on a consistent basis in 1998 and, on September 29, 1998, the Nasdaq SmallCap Market notified the Company that the shares of Common Stock would be subject to delisting proceedings if the Company was unable to demonstrate compliance with this standard. On December 30, 1998, the Company requested a hearing to stay a delisting and, on March 11, 1999, the Company discussed its plan to improve its ability to maintain the listing of the common stock on the Nasdaq SmallCap Market with a listing qualifications panel of The Nasdaq Stock Market. The panel is currently evaluating the Company's plan and the continued listing of shares of Common Stock. In the event that the shares of Common Stock are delisted, trading of the shares of Common Stock would be conducted in the over-the-counter trading markets, such as the OTC Bulletin Board.

         The following table sets forth the high and low bid information for the shares of Common Stock on the Nasdaq SmallCap Market for the quarters indicated.

                                                                           Bid Information
                                                                           ---------------
                                                                      High ($)          Low ($)
                                                                      --------          -------
Fiscal Year Ended December 31, 1997
         1st quarter........................................            3.50              2.00
         2nd quarter........................................            2.25              1.38
         3rd quarter........................................            1.81              1.50
         4th quarter........................................            1.56              0.75

Fiscal Year Ended December 31, 1998
         1st quarter........................................            0.81              0.25
         2nd quarter........................................            2.75              0.63
         3rd quarter........................................            2.13              0.56
         4th quarter........................................            1.06              0.38


         As of April 9, 1999, there were approximately 320 record holders of Common Stock.

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

         In June 1996, SCC was merged with and into SCAC, a subsidiary of the Company. For further information on this transaction, see Item 1., "Description of Business - General," above. Accordingly, the Company's results of operations for the years ended December 31, 1998 and 1997 include the results of SCC for each entire year, while the results of operations for previous periods include the results of SCC only for the period from June 7, 1996 forward.

         In addition, on February 4, 1997, the Company changed its fiscal year end from June 30 to December 31. References in the following discussion to fiscal 1996 or any earlier fiscal year are references to the fiscal years ended June 30, 1996 or earlier.

         On March 5, 1999, the Company sold ISC and its subsidiaries, including STIC, to Old Guard for $6.75 million in cash and a three year earn-out in cash based on the pre-tax net income of ISC and its subsidiaries, including STIC, for each of the fiscal years ending December 31, 1999, 2000 and 2001. See Item 1., "Description of Business -- Recent Developments -- Sale of STIC," above. Generally accepted accounting principles ("GAAP") require that the Company reflect the effects of the Transaction as of December 31, 1998, including the loss on disposal, and segregate continuing operations from discontinued operations. The discussion that follows is presented in a comparable format for the two most recent fiscal years.

Results of Operations

   Fiscal Year Ended December 31, 1998 vs. Fiscal Year Ended December 31, 1997

Continuing Operations

         Investment gains amounted to approximately $22,000 for the year ended December 31, 1998 compared to net gains of $178,000 in the prior year. The net gains in the prior year were primarily the result of a gain (approximately $381,000) recognized on the receipt of shares of Intercel stock previously held in escrow, which was partially offset by losses on the sales of certain investments, principally small cap stocks. Interest and dividends revenue decreased approximately $63,000 to $49,000 in 1998 as compared to $112,000 in 1997.

         Operating expenses and general and administrative expenses decreased by approximately $180,000 during the current year compared to the prior year. This decrease is primarily the result of the elimination of employee compensation and benefits and other expenses associated with the resignations of former officers of the Company and the transfer of several subsidiaries to a former officer in 1997, which was offset in part by increased legal fees pertaining to the DiBello lawsuit, the investigation by the Securities and Exchange Commission and other matters pending against the Company. For further information on certain of these matters, see Item 3, "Legal Proceedings," above. Reserves for loans and investments increased by $499,000 to $1,125,000 in 1998 compared to $626,000 in 1997. Reserves in the current year included $450,000 relating to the Company's investments in Champion, approximately $309,000 pertaining to marketable securities (where the investments were considered to have permanent diminutions in value), $156,000 relating to two of the Company's remaining venture capital investments and $210,000 pertaining to its real estate holdings. While some of these investments may increase in value in the future, reserves were considered appropriate at this time because currently available information indicated a deterioration in values or there was a lack of reliable information supporting the Company's carrying values for those investments.

Discontinued Operations

         Title insurance revenues for 1998 increased to approximately $13.8 million, an increase of approximately $3.0 million or 28% compared to title insurance revenues of approximately $10.8 million in 1997. Approximately $1.7 million of the increase was attributable to increases in title insurance premiums earned due to the favorable interest rate environment, which has generated a significant number of refinancings in the residential and commercial markets, and continued growth in new and existing markets. Significant increases were also realized in abstract related income. Investment gains decreased to approximately $7,000 for the current year compared to net gains of $21,000 in the prior year. Interest and dividends revenue decreased approximately $50,000 to $270,000 for 1998 as compared to $320,000 for 1997. The decrease was primarily the result of a one-time dividend of approximately $94,000 received in the prior year.

         Operating expenses and general and administrative expenses increased $1.6 million or 24.0% from 1997 to 1998. The increase is primarily due to increases in commissions paid to agents and increases in the costs for searches, examinations and abstracts. Commissions paid to agents in 1998 increased $563,000 or 14.8%, which is consistent with the increase in agency premiums earned of 17.0% over 1997. Employee compensation and benefits increased approximately $1.1 million or 25.1% in 1998 due primarily to expanding operations at the affiliate level. STIC's loss expense increased $557,000 to $1,060,000 in 1998 from $502,000 in 1997. The increase was primarily the result of an increase of $400,000 in the incurred but not reported ("IBNR") claims liability, which management agreed to as an element of the transaction with Old Guard.

   Fiscal Year Ended December 31, 1997 vs. Fiscal Year Ended December 31, 1996

         Total revenues during the year ended December 31, 1997 increased to $12.2 million, an 88% increase over the prior year, primarily due to the inclusion of the results of operations of SCC for the entire year as compared to just over six months in the prior year. Title insurance revenues amounted to approximately $10.8 million in the current year as compared to $6.6 million in the prior year. Revenues from commissions and fees decreased from $1.2 million in the prior year to less than $6,000 in the current year. This change was the result of management's decision to close certain business operations, which were not considered profitable, in the latter part of 1996 and to transfer several subsidiaries to the former chief financial officer in January 1997 in exchange for the surrender of certain employment and compensation benefits. For further information, see Item 1., "Description of Business - Business and Operational Development," above. Net investment gains (losses) amounted to $642,000 in the current year as compared to a loss of $467,000 in the prior year. The current year included a gain (approximately $381,000) recognized on the receipt of shares of Intercel stock previously held in escrow and an additional gain of $98,000 when these and other shares of Intercel were ultimately sold. Write-offs of loans and investments amounted to approximately $655,000 in the current year as compared to $1.1 million in 1996. Approximately $233,000 of the write-offs in the current year related to the Company's investment in Champion, with the balance relating principally to venture capital and real estate investments. In the prior year the $1.1 million loss primarily related to the writeoffs of principally venture capital investments and loans in several startup companies, where the future value and collectibility of such amounts were uncertain.

         Operating expenses and general and administrative expenses increased to approximately $12.2 million in the current year compared to $9.1 million in the prior year. This increase also results from the inclusion of the title insurance operations, which are very labor intensive, for the full year as compared to less than seven months of such operations in the prior year.

Liquidity and Capital Resources

Continuing Operations

         As a result of the sale of ISC and its subsidiaries, the Company received $6.75 million from Old Guard on March 5, 1999. After payment of transaction-related costs, retirement of the Company's 9% Convertible Notes Payable and retirement of borrowings against the Company's $500,000 line of credit, the Company retained approximately $5.4 million to invest. Accordingly, the Company's cash and cash equivalents remaining after the sale are expected to exceed its obligations as they become due. The Company continues to maintain the availability of the $500,000 line of credit with First Union National Bank.

Discontinued Operations

         The cash and cash equivalents of the discontinued operations were in excess of $3.0 million at December 31, 1998. Although a significant portion of that amount (approximately $2.5 million) was held by STIC and is subject to certain regulatory requirements as to use, such funds are expected to be used primarily by STIC and, accordingly, should be sufficient to enable STIC and related companies in the discontinued operations to satisfy their obligations as they become due. As an element of the sale of their operations, Old Guard transferred $750,000 as an additional capital contribution to STIC in March 1999. After the closing of the transaction, the discontinued operations became a part of Old Guard.

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

         The Company continues to address the Year 2000 issues relating to its operations with the intent that it (i) identify areas of potential exposure, both internal and external to the organization, (ii) assess the risks and costs associated with eliminating or reducing that exposure, (iii) develop a plan to take necessary actions before the year 2000 and (iv) consider the need for a contingency plan to handle the most reasonably likely worst case scenarios.

         To date, the Company has primarily focused on the identification and assessment of its Year 2000 issues. The Company has completed an initial assessment of its accounting and operational software and discussed the payroll and human resources software with its third party service provider. Management believes, based on discussions with software vendors and initial tests of the accounting and operational software, that such software is currently Year 2000 compliant and that the Company's risks in these areas are minimal. Management has been told by the Company's third party service provider that the current version of the payroll and human resources software is also Year 2000 compliant and plans to perform tests of this system in the near future to assess any potential problems.

         Costs associated with remediation of Year 2000 issues are not expected to be material to the Company's financial position, results of operations or cash flows. To date, such costs have totaled less than $10,000, and the Company expects that future costs will not exceed $10,000. These costs would include primarily minimal additional data processing consulting costs, purchases of new personal computers to replace computers that cannot be modified to handle date-sensitive data correctly and potentially the costs to purchase upgrades to certain accounting software programs.

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

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," established standards for the reporting and presentation of comprehensive income, which is divided into net income and other comprehensive income. Other comprehensive income items are to be classified by their nature and by their related accumulated balances in the appropriate financial statements of a company. Generally, other comprehensive income includes transactions not typically recorded as a component of net income such as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain debt and equity securities. SFAS 130 requires that such items be presented with equal prominence on a comparative basis in the appropriate financial statements for fiscal years beginning after December 15, 1997. Accordingly, the Company is complying with SFAS 130 beginning with its 1998 fiscal year.

         Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," establishes standards and disclosure requirements for the way companies report information about operating segments, including related product information, both in annual and interim reports issued to stockholders. Operating segments are components of a company about which separate financial information is available and which are used in determining resource allocations and performance results. Information such as segment net earnings, appropriate revenue and expense items and certain balance sheet items are required to be presented. and such amounts are required to be reconciled to the Company's combined financial information. This standard is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. The Company is complying with the methodologies and reporting established by SFAS 131.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact of adopting FAS No. 133 has not yet been determined.

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


Item 7.      Financial Statements

         The Company's financial statements required by this Item have not been completed and will be filed in an amendment to this report. The Company is attempting to resolve several accounting and financial disclosure issues relating to the sale of the Company's primary operating subsidiary and related subsidiaries on March 5, 1999. See Item 1, "Description of Business -- Sale of STIC," above. As described above, generally accepted accounting principles
("GAAP") require that the Company reflect the effects of such sale as of December 31, 1998, including the loss on disposal, and segregate continuing operations from discontinued operations. As a result, the Company is experiencing difficulty in gathering the requisite data to complete the financial statements. The Company expects to file an amendment to this report to include its financial statements within the next five business days.


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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Election of Directors -- Nominees for Election" and "-- Executive Officers Who Are Not Directors" on pages 7 and 8 of the Company's definitive Proxy Statement for a Special Meeting of Shareholders, which was filed with the Commission on January 29, 1999, is incorporated herein by reference.

         Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and any persons who own more than 10% of the Company's Common Stock, to file with the Commission reports of ownership and changes in ownership of the Company's Common Stock. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during fiscal year 1998, all filing requirements applicable to its officers and directors were complied with.


Item 10.     Executive Compensation

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Election of Directors -- Director Compensation," "-- Executive Compensation," "-- Stock Options," and "-- Employment Agreements" on pages 10 and 11 and of the Company's definitive Proxy Statement for a Special Meeting of Shareholders, which was filed with the Commission on January 29, 1999, is incorporated herein by reference.


Item 11.     Security Ownership of Certain Beneficial Owners and Management

         Pursuant to General Instruction E(3) of Form 10-KSB, the information contained under the headings "Election of Directors -- Security Ownership of Management and Certain Beneficial Owners" on page 9 of the Company's definitive Proxy Statement for a Special Meeting of Shareholders, which was filed with the Commission on January 29, 1999, is incorporated herein by reference.


Item 12.     Certain Relationships and Related Transactions

         The Company obtains certain related party receivables and payables in the normal course of business and through advances for accommodation. In addition, the Company has certain loans receivable from related parties at terms consistent with those provided to other customers. The loans are substantially secured by real estate mortgages. The balances at December 31, 1998 that reflected advances and loans to former employees of Firstmark Financial Services (formerly Financial Capital Corp.), a subsidiary of the Company until January 24, 1997, amounted to $9,773.

         Prior to January 24, 1997, the Company leased its executive and administrative offices, consisting of approximately 4,000 square feet of commercial space, from the Pinnacle Investment Group ("Pinnacle"), a group consisting of four individuals, one of whom was an officer of the Company at the time that the lease was signed. This facility was leased from Pinnacle under a fifteen year lease terminating on December 31, 2003. The lease was renewable and negotiable after five years. Effective January 24, 1997, Firstmark Financial Services (formerly Firstmark Capital Corp.), a former subsidiary of the Company, assumed the lease obligation. The Company owned the parcel of land on which its administrative offices were located. On January 27, 1997, Pinnacle purchased the land for $55,000.

         Satisfaction of Obligation to H. William Coogan, Jr. STIC and H. William Coogan, Jr., a five percent owner of Common Stock and formerly a director of the Company, were parties to an agreement dated January 2, 1998 (the "Coogan Agreement"). Pursuant to the Coogan Agreement, Mr. Coogan agreed to terminate his employment contract with STIC as of December 31, 1997 and forego a lump sum payment of $270,000 payable upon such termination in return for STIC's agreement to pay Mr. Coogan $311,000 over a three-year period commencing January 2, 1998. Such payments took the form of monthly payments of $8,639, less applicable withholdings, a portion of which could have been applied to health insurance, disability coverage and a leased automobile. STIC's obligation to make such monthly payments terminated on December 31, 2000. As a condition to the sale of the Company's title insurance-related subsidiaries to Old Guard on March 5, 1999, the Company was required to satisfy STIC's remaining obligations under the Coogan Agreement or provide security for the payment of the monthly benefits otherwise due to Mr. Coogan under the Coogan Agreement. The Company satisfied STIC's remaining obligations under the Coogan Agreement with a cash payment of $165,573 to Mr. Coogan on March 11, 1999.

         For related party information, see Note 9 to the Consolidated Financial Statements.


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


(b)    Reports on Form 8-K.

         On December 7, 1999, the Company filed a Current Report on Form 8-K dated December 3, 1998 to disclose, under Item 5, the announcement of the signing of a definitive agreement for the sale of the Company's title insurance-related subsidiaries to Old Guard.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRSTMARK CORP.



Date:  April 15, 1999                  By: /s/ Donald V. Cruickshanks
                                           -------------------------------------
                                           Donald V. Cruickshanks
                                           President and Chief Executive Officer

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                       Title                              Date

         /s/ Donald V. Cruickshanks                  President and Chief Executive             April 15, 1999
-------------------------------------------               Officer and Director
           Donald V. Cruickshanks                     (Principal Executive Officer)


             /s/ Ronald C. Britt                Chief Financial Officer, Secretary and         April 15, 1999
-------------------------------------------        Treasurer (Principal Financial and
               Ronald C. Britt                        Principal Accounting Officer)


                                                                Director                       April __, 1999
-------------------------------------------
              George H. Morison


           /s/ Steven P. Settlage                               Director                       April 15, 1999
-------------------------------------------
             Steven P. Settlage