Form 10KSB40/A
period 1998-12-31
FIRSTMARK CORP /ME/
filed 1999-04-23
CIK 820588

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__


        The issuer's revenues for the fiscal year ended December 31, 1998 were $70,148.


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

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III -- The Company's definitive Proxy Statement for a Special Meeting of Shareholders, which was filed with the Commission on January 29, 1999.



                                TABLE OF CONTENTS


                                     PART I
                                                                                         Page
Item 1.        Description of Business......................................................3


Item 2.        Description of Property.....................................................10


Item 3.        Legal Proceedings...........................................................11


Item 4.        Submission of Matters to a Vote of Security Holders.........................12



                                     PART II


Item 5.        Market for Common Equity and Related Stockholder Matters....................12

Item 6.        Management's Discussion and Analysis of Financial Condition
               and Results of Operation....................................................13


Item 7.        Financial Statements........................................................18

Item 8.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure......................................18


                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act...........................18

Item 10.       Executive Compensation......................................................19

Item 11.       Security Ownership of Certain Beneficial Owners and Management..............19

Item 12.       Certain Relationships and Related Transactions..............................19

Item 13.       Exhibits, List and Reports on Form 8-K......................................20

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


        Donald V. Cruickshanks, President and Chief Executive Officer of the Company, will continue to serve as President and Chief Executive Officer of STIC.

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

        Southern Title Insurance Corporation    Acquired: 1996 (Founded in 1925)


               This subsidiary is a title insurance underwriter. It operates through a combination of 11 directly, indirectly and/or partially owned and operated offices as well as an agency network of over 100 agents.


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


        OTHER CLAIMS. The Company's current management is also aware, or has also been advised by counsel for the Company's prior management, that the Company may be in the future the subject of civil litigation claims that have been threatened by certain individuals who are or may have been shareholders of the Company or customers of FIC, FCC or the Company. The Company believes that any basis for such actions would arise from the conduct of prior management, but it has insufficient information to assess whether any such claims, if asserted, would have any merit. The Company has engaged counsel to make an assessment of these threatened claims. The Company will vigorously defend any such claims that may be asserted against it.



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

                                                                         Bid Information
                                                                         ---------------
                                                                     High ($)       Low ($)
                                                                     --------       -------
Fiscal Year Ended December 31, 1997
-----------------------------------
        1st quarter..........................................          3.50           2.00
        2nd quarter..........................................          2.25           1.38
        3rd quarter..........................................          1.81           1.50
        4th quarter..........................................          1.56           0.75

Fiscal Year Ended December 31, 1998
-----------------------------------
        1st quarter..........................................          0.81           0.25
        2nd quarter..........................................          2.75           0.63
        3rd quarter..........................................          2.13           0.56
        4th quarter..........................................          1.06           0.38


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

RESULTS OF OPERATIONS

   Fiscal Year Ended December 31, 1998 vs. Fiscal Year Ended December 31, 1997

Continuing Operations


        Investment gains amounted to approximately $22,000 for the year ended December 31, 1998 compared to net gains of $310,000 in the prior year. The net gains in the prior year were primarily the result of a gain (approximately $381,000) recognized on the receipt of shares of Intercel stock previously held in escrow, which was partially offset by losses on the sales of certain investments, principally small cap stocks. Interest and dividends revenue decreased approximately $63,000 to $49,000 in 1998 as compared to $112,000 in 1997.

        Operating expenses and general and administrative expenses decreased by approximately $360,000 during the current year compared to the prior year. This decrease is primarily the result of the elimination of employee compensation and benefits and other expenses associated with the resignations of former officers of the Company and the transfer of several subsidiaries to a former officer in 1997, which was offset in part by increased legal fees pertaining to the DiBello lawsuit, the investigation by the Securities and Exchange Commission and other matters pending against the Company. For further information on certain of these matters, see Item 3, "Legal Proceedings," above. Reserves for and write-offs of loans and investments increased by $619,000 to $1,164,000 in 1998 compared to $545,000 in 1997. Reserves and write-offs in the current year included primarily $450,000 relating to the Company's investments in Champion, approximately $309,000 pertaining to marketable securities (where the investments were considered to have permanent diminutions in value), $156,000 relating to two of the Company's remaining venture capital investments and $210,000 pertaining to its real estate holdings. While some of these investments may increase in value in the future, reserves and write-offs were considered appropriate at this time because currently available information indicated a deterioration in values or there was a lack of reliable information supporting the Company's carrying values for those investments.


Discontinued Operations


        Title insurance revenues for 1998 increased to approximately $13.8 million, an increase of approximately $3.0 million or 28% compared to title insurance revenues of approximately $10.8 million in 1997. Approximately $1.7 million of the increase was attributable to increases in title insurance premiums earned due to the favorable interest rate environment, which has generated a significant number of refinancings in the residential and commercial markets, and continued growth in new and existing markets. Abstract related income increased approximately $1.3 million during the same period. Investment gains decreased to approximately $7,000 for the current year compared to net gains of $21,000 in the prior year. Interest and dividends revenue decreased approximately $50,000 to $270,000 for 1998 as compared to $320,000 for 1997. The decrease was primarily the result of a one-time dividend of approximately $94,000 received in the prior year.

        Operating expenses and general and administrative expenses increased $2.2 million or 19.5% from 1997 to 1998. The increase is primarily due to increases in commissions paid to agents and increases in the costs for searches, examinations and abstracts. Commissions paid to agents in 1998 increased $517,000 or 13.0%, which is consistent with the increase in agency premiums earned of 17.0% over 1997. Employee compensation and benefits increased approximately $1.1 million or 25.0% in 1998 due primarily to expanding operations at the affiliate level. STIC's loss expense increased $557,000 to $1,060,000 in 1998 from $502,000 in 1997. The increase was primarily the result of an increase of $400,000 in the incurred but not reported ("IBNR") claims liability, which management agreed to as an element of the transaction with Old Guard.


   Fiscal Year Ended December 31, 1997 vs. Fiscal Year Ended December 31, 1996


        Total revenues during the year ended December 31, 1997 increased to $12.2 million, an 88% increase over the prior year, primarily due to the inclusion of the results of operations of SCC for the entire year as compared to just over six months in the prior year. Title insurance revenues amounted to approximately $10.8 million in the current year as compared to $6.6 million in the prior year. Revenues from commissions and fees decreased from $1.2 million in the prior year to less than $6,000 in the current year. This change was the result of management's decision to close certain business operations, which were not considered profitable, in the latter part of 1996 and to transfer several subsidiaries to the former chief financial officer in January 1997 in exchange for the surrender of certain employment and compensation benefits. For further information, see Item 1., "Description of Business - Business and Operational Development," above. Net investment gains amounted to $330,000 in the current year as compared to a loss of $467,000 in the prior year. The current year included a gain (approximately $381,000) recognized on the receipt of shares of Intercel stock previously held in escrow and an additional gain of $98,000 when these and other shares of Intercel were ultimately sold. The gains were partially offset by losses on the sales of certain investments, principally small-cap stocks. Write-offs of loans and investments amounted to approximately $584,000 in the current year as compared to $1.1 million in 1996. Approximately $233,000 of the write-offs in the current year related to the Company's investment in Champion, with the balance relating principally to venture capital and real estate investments. In the prior year the $1.1 million loss primarily related to the writeoffs of principally venture capital investments and loans in several startup companies, where the future value and collectibility of such amounts were uncertain.


        Operating expenses and general and administrative expenses increased to approximately $12.2 million in the current year compared to $9.1 million in the prior year. This increase also results from the inclusion of the title insurance operations, which are very labor intensive, for the full year as compared to less than seven months of such operations in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations


        At December 31, 1998, the cash and cash equivalents of the Company amounted to approximately $54,000, and the Company had borrowed $80,000 against its $500,000 line of credit. As a result of the sale of ISC and its subsidiaries, the Company received $6.75 million from Old Guard on March 5, 1999. After payment of transaction-related costs, retirement of the Company's 9% Convertible Notes Payable and retirement of borrowings against the Company's $500,000 line of credit, the Company retained approximately $5.4 million to invest. Accordingly, the Company's cash and cash equivalents remaining after the sale are expected to exceed its obligations as they become due. The Company continues to maintain the availability of the line of credit with First Union National Bank.

Discontinued Operations


        The cash and cash equivalents of the discontinued operations were in excess of $3.2 million at December 31, 1998. Although a significant portion of that amount (approximately $2.5 million) was held by STIC and is subject to certain regulatory requirements as to use, such funds are expected to be used primarily by STIC and, accordingly, should be sufficient to enable STIC and related companies in the discontinued operations to satisfy their obligations as they become due. As an element of the sale of their operations, Old Guard transferred $750,000 as an additional capital contribution to STIC in March 1999. After the closing of the transaction, the discontinued operations became a part of Old Guard.


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

ITEM 7.        FINANCIAL STATEMENTS


        The following financial statements are filed as a part of this report following Item 13 below:

        Independent Auditors' Report

        Financial Statements

               Consolidated Balance Sheets, December 31, 1998 and 1997

               Consolidated Statements of Operations, Years Ended December 31, 1998 and 1997

               Consolidated Statements of Stockholders' Equity, Years Ended December 31, 1998 and 1997

               Consolidated Statements of Cash Flows, Years Ended December 31, 1998 and 1997

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Firstmark Corp.

We have audited the consolidated balance sheets of Firstmark Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 3 to the consolidated financial statements on March 5, 1999, the Company sold its principal subsidiary to the Old Guard Group, Inc.



DELOITTE & TOUCHE LLP


Richmond, Virginia
March 31, 1999


FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
----------------------------------------------------------------------------------

ASSETS                                                       1998           1997
Cash and cash equivalents                                  $ 53,575      $ 290,037

Receivables:
    Receivables - trade, net                                  2,703         27,613
    Receivables - related parties                            48,062         47,752
    Income tax                                                   -         248,776
                                                            -------        -------

                      Total receivables                      50,765        324,141
                                                            -------        -------

Notes receivable:
    Notes receivable - net                                   25,290         65,817
    Notes receivable - related parties                        9,773         50,322
                                                             ------         ------
                      Total notes receivables                35,063        116,139
                                                            -------        -------

Investments:
    Marketable securities                                   139,112        198,216
    Venture capital investments - net                       424,728      1,228,545
    Real estate and other investments                       613,653        809,668
                                                           --------        -------

                      Total investments                   1,177,493      2,236,429
                                                         ----------      ---------

Other assets:
    Property, plant, and equipment - net                     11,260         16,391
    Excess of cost over fair value                                -        961,272
    Deferred tax asset - net of valuation allowance         296,680         19,242
    Other assets                                             11,603         11,429
                                                            -------         ------

                      Total other assets                    319,543      1,008,334
                                                           --------      ---------

Net assets of discontinued title insurance operations     6,189,261      7,995,050
                                                         ----------      ---------

TOTAL ASSETS                                            $7,825,700     $11,970,130
                                                        ===========    ===========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                    1998            1997
LIABILITIES:
    Accounts payable and other liabilities                               $ 215,333       $ 199,003
    Borrowed funds                                                         565,000         585,000
    Deferred tax liability                                                 296,680          19,242
    Related party payable                                                  114,712         132,812
                                                                          --------         -------

                      Total liabilities                                  1,191,725         936,057
                                                                        ----------         -------

STOCKHOLDERS' EQUITY:
    Preferred stock, Series A, $0.20 par value
        authorized, 250,000 shares; issued, 57,000
        (liquidation preference, $2,280,000)                                11,400          11,400
    Common stock, $0.20 par value - authorized,
        30,000,000 shares; issued, 5,501,430                             1,100,286       1,100,286
    Additional paid-in capital - preferred                               2,162,889       2,162,889
    Additional paid-in capital - common                                 11,432,709      11,498,331
    Retained earnings (deficit)                                         (7,353,293)     (2,725,070)
    Treasury stock, at cost - 181,554 and
        201,554 shares, respectively.                                     (737,528)       (818,773)
    Net accumulated comprehensive income -
        net of taxes                                                        17,512        (194,990)
                                                                           -------       ---------

                      Total stockholders' equity                         6,633,975      11,034,073
                                                                        ----------      ----------


TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                               $ 7,825,700     $11,970,130
                                                                      ============     ===========

See notes to consolidated financial statements



FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------------------------
                                                                         1998           1997
REVENUES:
    Investment gains                                                      $ 21,523       $ 309,802
    Interest and dividends                                                  48,625         111,873
    Other revenue                                                               -            3,332
                                                                        ----------       ---------

                      Total revenues                                        70,148         425,007
                                                                        ----------       ---------
EXPENSES:
    Employee compensation and benefits                                     108,977         285,592
    Write-offs of loans and investments                                  1,164,355         545,298
    General and administrative expenses                                    536,381         704,862
    Interest expense                                                        49,363          64,557
                                                                        ----------       ---------
                      Total expenses                                     1,859,076       1,600,309
                                                                        ----------       ---------
                      Loss from continuing operations
                          before income taxes                           (1,788,928)     (1,175,302)

INCOME TAX (BENEFIT) EXPENSE                                              (103,848)        880,417
                                                                        ----------       ---------
                      Net loss from continuing operations               (1,685,080)     (2,055,719)

DISCONTINUED OPERATIONS:
    Income from discontinued operations - net of tax                       432,776         798,951
    Loss from disposal of discontinued operations - net of tax          (3,239,119)        (61,290)
                                                                        ----------       ---------

NET LOSS                                                                (4,491,423)     (1,318,058)
                                                                        ----------       ---------
Other comprehensive income - net of tax:
        Unrealized holding gains (losses)
            arising during period                                           20,125         (47,151)
        Less:  Reclassification adjustment
                    for gains included in net income                       192,377          13,267
                                                                          --------         ------

Other comprehensive income (loss)                                          212,502         (33,884)
                                                                          --------         --------

COMPREHENSIVE INCOME (LOSS)                                            $(4,278,921)    $(1,351,942)
                                                                       ===========    ============

PREFERRED STOCK DIVIDEND                                                   136,800         263,200
                                                                          --------         -------

NET LOSS APPLICABLE TO COMMON SHARES                                   $(4,628,223)    $(1,581,258)
                                                                       ===========    ============

Loss per common share - basic and diluted                                  $ (0.87)        $ (0.34)
                                                                       ===========      ==========

Weighted-average number of shares outstanding                            5,303,684       4,675,912
                                                                        ==========       =========


See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------------------

                                                              ADDITIONAL               ADDITIONAL
                                                               PAID-IN                   PAID-IN
                                                              CAPITAL -     PREFERRED    CAPITAL -   RETAINED
                                                   COMMON       COMMON       STOCK -    PREFERRED    EARNINGS    TREASURY
                                                   STOCK        STOCK       SERIES A      STOCK      (DEFICIT)     STOCK

BALANCE, JANUARY 1, 1997                           $ 454,229  $ 3,394,388   $ 11,400  $ 2,162,889   $(1,143,812)  $(818,773)

    Net loss                                               -            -         -             -    (1,318,058)          -

    Reclassification adjustment for gains
       included in incom                                   -            -         -             -             -           -

    Net change in unrealized gain on
        securities available f-r sale                      -            -          -            -             -           -

    Conversion of mandatorily redeemable
        preferred stock                              646,057    8,103,943          -            -             -           -

    Preferred dividends paid                              -             -          -            -      (263,200)          -
                                                   ---------   ---------- ----------  ----------- -------------  ----------

BALANCE, DECEMBER 31, 1997                         1,100,286   11,498,331     11,400    2,162,889    (2,725,070)   (818,773)

    Net loss                                               -            -          -            -    (4,491,423)          -

    Treasury stock issued                                  -      (65,622)         -            -             -      81,245

    Reclassification adjustment for gains
         included in incom                                 -            -          -            -             -           -

    Net change in unrealized gain on
       securities available f-r sale                       -            -          -            -             -

    Preferred dividends paid                               -            -          -            -      (136,800)         -
                                                   ---------   ---------- ----------  ----------- -------------  ----------
BALANCE, DECEMBER 31, 1998                      $ 1,100,286  $ 11,432,709   $ 11,400  $ 2,162,889   $(7,353,293)  $(737,528)
                                                ============ ============ ========== ============ ============= ===========



                                               ACCUMULATED
                                                  OTHER
                                              COMPREHENSIVE
                                                  INCOME         TOTAL

BALANCE, JANUARY 1, 1997                           $(161,106) $ 3,899,215

    Net loss                                              -    (1,318,058)

    Reclassification adjustment for gains
       included in incom                              13,267       13,267

    Net change in unrealized gain on
        securities available f-r sale                (47,151)     (47,151)

    Conversion of mandatorily redeemable
        preferred stock                                   -     8,750,000

    Preferred dividends paid                              -      (263,200)
                                                    --------    ---------

BALANCE, DECEMBER 31, 1997                          (194,990)  11,034,073

    Net loss                                              -    (4,491,423)

    Treasury stock issued                                 -        15,623

    Reclassification adjustment for gains
         included in incom                           192,377      192,377

    Net change in unrealized gain on
       securities available f-r sale                  20,125       20,125

    Preferred dividends paid                             -       (136,800)
                                                    --------    ---------

BALANCE, DECEMBER 31, 1998                          $ 17,512  $ 6,633,975
                                                   =========  ===========

See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
---------------------------------------------------------------------------------------------------

                                                                         1998           1997
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
    Net loss from continuing operations                                $(1,685,080)    $(2,055,719)
    Adjustments to reconcile net loss to net cash
        used by operating activities:
        Deferred income taxes                                             (103,848)        926,613
        Depreciation and amortization                                        5,131          54,995
        Amortization of goodwill                                            44,933               -
        Write-down of investments                                          664,170         621,085
        Write-down of real estate                                          210,000               -
        Write-down of note receivable                                       28,529           6,759
        Loss on sale of assets                                                   -         114,574
        Gain recognized on available for sale securities                    (7,402)              -
        Other than temporary adjustment                                    308,523               -
        Gain on sale of securities                                               -        (621,076)
        Increase in cash surrender value                                         -         (19,505)
        Shares of stock received                                                 -         478,039
        Changes in assets and liabilities:
            Decrease (increase) in:
                Net change in marketable trading securities                      -          81,994
                Accounts receivable                                         24,600        (265,798)
                Net decrease in notes receivable                            12,020          98,803
                Net decrease in notes receivable from
                    related parties                                         40,527         100,904
                Prepaid expenses and other current assets                    1,042         (34,425)
                Advances to related parties                                      -           6,171
                Refundable income taxes                                    248,776          81,596
            Increase (decrease) in:
                Accounts payable                                            21,961        (127,789)
                Accounts payable to related party                          (18,101)              -
                Reserve for policy claims                                       -           3,000
                                                                          ----------      ---------

                      Net cash used by operating activities               (204,219)       (549,779)
                                                                          ----------      ---------

                                                                                     (Continued)


FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
---------------------------------------------------------------------------------------------------

                                                                          1998           1997
INVESTING ACTIVITIES:
    Proceeds from sale of numismatic and
        stamp investments                                                         -         19,300
    Proceeds from sale of real estate                                             -        271,873
    Other payments received on real estate                                        -         37,805
    Proceeds from held to maturity securities                                     -         66,643
    Proceeds from sale of property and equipment                                  -         56,000
    Proceeds from available-for-sale securities                              79,362        590,782
    Proceeds from payments of venture capital loans                         139,647          8,820
    Purchase of available-for-sale securities                                (1,592)          (883)
    Purchase of real estate and other investments                           (13,985)            -
                                                                            ---------    ---------

                      Net cash provided by investing activities            203,432       1,050,340
                                                                           --------      ---------

FINANCING ACTIVITIES:
   Repayment of convertible notes                                                 -       (450,000)
   Proceeds from borrowed funds                                              80,000              -
   Proceeds from issuance of treasury stock                                  15,625              -
   Preferred stock dividends                                               (136,800)      (263,200)
   Payments on borrowed funds                                              (100,000)       (49,439)
                                                                           ----------     --------

                      Net cash used by financing activities                (141,175)      (762,639)
                                                                           ----------    ---------

CASH USED BY CONTINUING OPERATIONS                                         (141,962)      (262,078)
                                                                           ----------    ---------

DISCONTINUED OPERATIONS:
    Operating activities                                                   (225,620)      (486,594)
    Investing activities                                                    219,085        673,433
    Financing activities                                                    (87,965)      (189,531)
                                                                            ---------    ---------

                       Cash used by discontinued operations                 (94,500)       (2,692)
                                                                            ---------      -------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                       (236,462)      (264,770)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                      290,037         554,807
                                                                           --------        -------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                           $ 53,575       $ 290,037
                                                                          =========      =========


See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations - Firstmark Corp. ("the Company") and its subsidiaries, based in Richmond, Virginia, are engaged primarily in the management of its venture capital investments and in title insurance. Firstmark Corp. issues title insurance policies through branch offices and independent agencies in the Mid-Atlantic Region of the United States. The majority of Firstmark's title insurance business is concentrated in Virginia and Ohio.

     Sale of Principal Subsidiary - On March 5, 1999, Firstmark Corp. sold all of the outstanding capital stock of Investors Southern Corporation ("ISC") pursuant to an agreement between Firstmark Corp., Southern Capital Acquisition Corporation ("SCAC"), ISC, Southern Title Insurance Corporation ("STIC") and Old Guard Group, Inc. ("Old Guard") dated December 2, 1998.

     Firstmark Corp. is the parent company of SCAC, which owned all of the outstanding shares of the capital stock of ISC prior to the sale. ISC is a holding company and owns all of the outstanding shares of the capital stock of STIC, a title insurance company, as well as several other entities conducting activities related to the title insurance and settlement business. As a result of the transaction ISC and STIC, Firstmark's principal operating subsidiary, became wholly owned subsidiaries of Old Guard. The results of operations of ISC have been reported separately as discontinued operations in the accompanying financial statements and the prior year has been restated (see Note 3).

     Transfer of Other Subsidiaries - In January 1997, the Company reached agreements in principle with its former President and its former Chief Financial Officer for a series of transactions whereby the Company transferred the stock of three subsidiaries (Firstmark Capital Corp., Firm Investment Corp., and Firstmark Properties) to the former Chief Financial Officer. At the time of the transfer, the three subsidiaries' total net assets amounted to approximately $100,000, representing approximately four percent of the Company's net assets at December 31, 1996. The former Chief Financial Officer resigned her position, but continued to serve the Company as a consultant until July 1997. She received $30,000 for her services as a consultant and was compensated for aiding the Company in obtaining extension of maturity dates of $500,000 or more of the Company's convertible notes payable. The former President resigned his position, but continued to serve as a consultant for one year and received $90,000 for such service.

     As a result of the above, the Company was released from several obligations. First, in connection with the transfer of the stock of the subsidiaries, Firstmark Capital Corp. assumed the Company's obligations under the lease for the Company's principal office in Waterville, Maine. At the time of assumption, the rent under this lease, which terminates on December 31, 2003, was approximately $44,000 per year. In addition, the former President and the former Chief Financial Officer canceled their three-year employment agreements with the Company whereby they were entitled to receive base compensation of $120,000 per year.

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

     Debt and Equity Securities - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, all marketable securities classified as trading or available-for-sale are stated at market value at the balance sheet date, and securities held to maturity are stated at cost. Securities are classified as trading, available-for-sale, or held-to-maturity based on management's intent at the time they are purchased. The excess of cost over market for securities available-for-sale not considered to be other than temporarily impaired is shown as a component of stockholders' equity on the balance sheet, net of taxes. Gains or losses realized upon sale, unrealized gains or losses on trading securities, and write-downs necessitated by other than temporary impairment are reflected in income. The cost of securities sold is based on the specific identification method. At December 31, 1997, all trading securities were transferred to available for sale at market value; all gains or losses on such securities were reflected in income on that date.

     Real Estate and Timber Investments - Investment in real estate is stated at the lower of cost or estimated net realizable value, less cost of disposal. Sales of units of a real estate development project are recorded when the buyer's down payment is sufficient, collectibility of the receivable is reasonably assured, and the Company has completed substantially all development related to the property sold. Costs of individual units sold are determined by allocating total costs based on the relative fair value of the units. Timberland is stated at cost, less depletion on harvested timber.

     Other Investments - Stamp investments are carried at the lower of cost or market. Other investments are carried at cost, unless evidence indicates a loss has been incurred, at which time the investments are marked to their net realizable value.

     Title Plants (Discontinued Operations) - Title plants consist of title records relating to particular regions and are stated at cost. The costs of acquired title plants and building of new title plants, prior to the time the plants are put into operation, are capitalized. Expenses such as salaries and supplies associated with current maintenance are charged to expense in the year incurred. The cost of title plants is not being amortized because there is no diminution in their value. Title plants are included as part of the net assets of discontinued title insurance operations.

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

     Revenue Recognition (Discontinued Operations) - Title insurance premiums are recognized as income when policies are issued or liabilities are incurred under title commitments, whichever occurs first. An allowance for credits is provided for unearned premiums.

     Reserve for Policy Claims (Discontinued Operations) - Liabilities for reported claims are based on management's estimate of the ultimate loss. Reserves for losses incurred but not reported (IBNR) are estimated based on the use of actuarial methods. Such liabilities are reviewed and updated by management, and any adjustments resulting therefrom are reflected in income currently. Actual results could differ from these estimates.

     Reinsurance (Discontinued Operations) - In the normal course of business, the Company seeks to limit its exposure to loss by, ceding reinsurance to other insurance companies or reinsurers, certain levels of risk in various areas of exposure. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.

     Escrow and Trust Deposits (Discontinued Operations) - As a service to its customers, the Company administers escrow and trust deposits representing undisbursed amounts received for settlements of mortgage loans and indemnities against specific title risks. These funds are not considered assets of the Company and therefore are excluded from the accompanying consolidated balance sheets.

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

     Earnings (Loss) Per Common Share - The Company adopted the provisions of SFAS No. 128, Earnings Per Share, for the year ended December 31, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS). The statement replaces the presentation of primary EPS with basic EPS and the presentation of fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income, less required dividends on redeemable preferred stock, by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares outstanding during the year, including the dilutive effect of all potential common shares. Basic earnings (loss) per common share is equivalent to diluted earnings per common share as a result of the antidilutive per share effect of losses from continuing operations.

     Statement of Cash Flows - The statement of cash flows is presented using the indirect method which reconciles net income to net cash flows from operating activities. The Company's definition of cash and cash equivalents includes short-term, highly liquid investments with maturities of three months or less at date of purchase.

     Reclassifications - Certain reclassifications have been made to the accompanying statements to permit comparison.

     Recent Accounting Pronouncements - Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," established standards for the reporting and presentation of comprehensive income, which is divided into net income and other comprehensive income. Other comprehensive income items are to be classified by their nature and by their related accumulated balances in the appropriate financial statements of a company. Generally, other comprehensive income includes transactions not typically recorded as a component of net income such as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain debt and equity securities. SFAS 130 requires that such items be presented with equal prominence on a comparative basis in the appropriate financial statements for fiscal years beginning after December 15, 1997. Accordingly, the Company has adopted SFAS 130 beginning with its 1998 fiscal year.

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," establishes standards and disclosure requirements for the way companies report information about operating segments, including related product information, both in annual and interim reports issued to stockholders. Operating segments are components of a company about which separate financial information is available and which are used in determining resource allocations and performance results. Information such as segment net earnings, appropriate revenue and expense items and certain balance sheet items are required to be presented, and such amount are required to be reconciled to the Company's combined financial information. This standard is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. The Company has adopted methodologies for reporting in compliance with SFAS 131.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not anticipate any impact on financial reporting as a result of SFAS 133.

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

     The acquisition has been accounted for using the purchase method of accounting whereby the purchase cost was allocated to the fair value of assets acquired and liabilities assumed based on valuations and other studies performed as of the date of the acquisition. Accordingly, the operating results of the acquired companies have been included in consolidated operating results since the date of the acquisition. Combined goodwill resulting from the acquisition amounted to approximately $1.0 million and was being amortized over 20 years on a straight-line basis. The remaining goodwill was written off at December 31, 1998 as a result of the disposition of the Company's title insurance operation.

3.      DISCONTINUED OPERATIONS

     As discussed in Note 1, the Company sold its wholly owned subsidiary ISC to Old Guard. The purchase price paid by Old Guard consists of two components: cash paid in the amount of $6,750,000 upon consummation of the transaction on March 5, 1999 and a three year earn-out to be paid in cash within 90 days of the end of each of the fiscal years ending December 31, 1999, 2000, and 2001. The earn-out payment will be in an amount equal to 25% of the pre-tax net income of ISC and subsidiaries for such fiscal years less the cumulative net loss of ISC and its subsidiaries during all such prior years. As the three year earn-out is contingent on future earnings of the Discontinued Title Insurance Operations, the calculation of the loss on disposal considers only the cash payment of $6,750,000 as proceeds from the sale. Accordingly, the Company has recognized a loss on disposal of a segment of its business in the amount of $3,239,119 as of December 31, 1998. The loss includes the excess of Net Assets of Discontinued Title Insurance Operations over net cash received in an amount of $2,235,636. The loss also includes the write off of goodwill, which resulted from the June 1996 acquisition of SCC in the amount of $915,119 and prepaid legal fees in the amount of $88,364 as of December 31, 1998.

     The assets and liabilities of the title insurance business are classified in the Company's consolidated balance sheets as "Net Assets of Discontinued Title Insurance Operations" and consist of the following:



INVESTORS SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------------------

ASSETS                                                            1998            1997
    Cash and cash equivalents                                    $ 3,208,446    $ 1,932,575
    Receivables                                                    1,416,632      1,332,100
    Investments                                                    1,812,559      2,075,953
    Title plants                                                   3,563,008      3,563,008
    Property and equipment - net                                     721,795        814,142
    Deferred tax asset                                               933,441        900,831
    Other assets                                                    173,665        156,804
                                                                    --------       -------

TOTAL ASSETS                                                    $11,829,546    $10,775,413
                                                                ============   ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
    Accounts payable and other liabilities                         $ 572,943      $ 376,460
    Borrowed funds                                                   407,440        475,465
    Reserve for title policy claims                                1,490,825      1,027,607
    Deferred tax liability                                          933,441        900,831
                                                                    --------       -------

                      Total liabilities                           3,404,649      2,780,363
                                                                  ----------     ---------

STOCKHOLDER'S EQUITY:
    Common stock                                                   1,004,218      1,004,318
    Additional paid-in capital                                     8,779,167      8,779,167
    Retained earnings (deficit)                                   (1,373,649)    (1,792,675)
    Accumulated other comprehensive income, net of taxes             15,161          4,240
                                                                     -------         -----

                      Total stockholder's equity                  8,424,897      7,995,050
                                                                  ----------     ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $11,829,546    $10,775,413
                                                                ============   ===========


The net income from operations of the title insurance business is reflected in the Company's consolidated statements of operations as "Income from Discontinued Operations" and is summarized as follows:

INVESTORS SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------------------

                                                                  1998            1997
REVENUES:
    Title insurance premiums earned                              $10,101,954    $ 8,443,549
    Title insurance premiums ceded                                   (47,243)       (95,224)
                                                                     ---------      --------

                      Net title insurance premiums                10,054,711      8,348,325

    Abstract related income                                        3,753,826      2,493,517
    Investment gains                                                   7,399         20,455
    Interest and dividends                                           270,351        320,063
    Other revenues                                                  404,200        570,552
                                                                    --------       -------

                      Total revenues                             14,490,487     11,752,912
                                                                 -----------    ----------

EXPENSES:
    Commision to agents                                            4,488,725      3,971,917
    Salaries and employee benefits                                 5,408,843      4,325,710
    Provision for policy claims                                    1,059,682        502,392
    General and administrative expenses                            2,577,963      2,527,496
    Minority interest                                               528,124        368,718
                                                                    --------       -------

                      Total expenses                             14,063,337     11,696,233
                                                                 -----------    ----------

INCOME BEFORE INCOME TAX BENEFIT                                   $ 427,150       $ 56,679

INCOME TAX BENEFIT                                                    5,626        767,006
                                                                      ------       -------

NET INCOME                                                        $ 432,776      $ 823,685
                                                                  ==========     =========


Net income from discontinued operations for 1997 as reported on the Company's consolidated statement of operations includes a loss in the amount of $24,732 from the discontinued financial services segment as discussed in Note 1.

4.      INVESTMENTS

     The following is a summary of the Company's investments:

                                                                  CONTINUING OPERATIONS
                                                               -----------------------------
                                                                    1998          1997
Marketable securities:
    Available-for-sale                                             $ 139,112     $ 198,216
                                                                   ----------    ---------

Venture capital investments:
    Loans                                                             324,728       464,375
    Loan participations                                                     -       107,920
    Common stocks                                                           -       400,000
    Preferred stocks                                                  100,000       225,000
    Warrants                                                               -        31,250
                                                                     --------       ------

                      Total venture capital investments              424,728     1,228,545
                                                                     --------    ---------

Real estate investments:
    Real estate owned                                                 315,357       435,358
    Other real estate investments                                    289,087       365,101
                                                                     --------      -------

                      Total real estate investments                  604,444       800,459
                                                                     --------      -------

Other investments:
    Stamp investments                                                   7,000         7,000
    Art pieces                                                         2,209         2,209
                                                                       ------        -----

                      Total other investments                          9,209         9,209
                                                                       ------        -----

                      Total real estate and other investments        613,653       809,668
                                                                     --------      -------


Total Investments - Continuing Operations                         $1,177,493    $2,236,429
                                                                  ===========   ==========


                                                                 DISCONTINUED OPERATIONS
                                                               -----------------------------
                                                                    1998          1997
Marketable securities:
    Available-for-sale:
        Common stocks                                                $ 75,748      $ 23,207
        Preferred stocks                                              137,250       127,031
    Held to maturity:
        Bonds and notes                                            1,470,410     1,800,091
                                                                   ----------    ---------

                      Total marketable securities                   1,683,408     1,950,329

Other investments:
    Common stocks                                                      5,100        55,100
                                                                       ------       ------

Total Investments - Discontinued Operations                       $1,688,508    $2,005,429
                                                                  ===========   ==========

     Marketable Securities

     Securities held to maturity and available for sale are as follows:




                                   CONTINUING OPERATIONS
                                     December 31, 1998
                   ----------------------------------------------------
                                   Gross        Gross      Estimated
                                Unrealized    Unrealized      Fair
                       Cost        Gains       Losses        Value
Available-for-sale:
    Common stocks     $135,545     $ 3,964       $ 397       $139,112
                      =========    ========      ======      ========




                                    DECEMBER 31, 1997
                   ------------------------------------------------------
                                   Gross          Gross      Estimated
                                Unrealized     Unrealized       Fair
                       Cost        Gains         Losses        Value
Available-for-sale:
    Common stocks     $500,080     $15,874       $ 317,738     $198,216
                      =========    ========      ==========    ========

     Proceeds from sales of investments available for sale were $79,362 and $586,901 for the years ended December 31, 1998 and 1997, respectively. Gross gains of $7,402 and $595,417 were realized for the years ended December 31, 1998 and 1997, respectively. Gross losses of $41,940 were realized for the year ended December 31, 1997. There were no losses realized on the sale of marketable securities during the year ended December 31, 1998. During 1998 the Company realized losses in the amount of $308,523 as a result of a write-down due to other than temporary impairment of marketable securities.



                                                    DISCONTINUED OPERATIONS
                                                       December 31, 1998
                                    --------------------------------------------------------
                                                      Gross         Gross      Estimated
                                      Amortized    Unrealized    Unrealized       Fair
                                         Cost         Gains        Losses        Value
Available-for-sale:
    Common stocks                         $ 70,027    $ 11,221       $ 5,500       $ 75,748
    Preferred stocks                      120,000      17,500           250        137,250
                                          --------     -------          ----       --------

                                           190,027      28,721         5,750        212,998

Held-to-maturity:
    Bonds and notes                     1,470,410      18,764         1,726      1,487,448
                                        ----------     -------        ------     ---------

                      Total            $1,660,437    $ 47,485       $ 7,476     $1,700,446
                                       ===========   =========      ========    ==========




                                                       DECEMBER 31, 1997
                                    --------------------------------------------------------
                                                      Gross         Gross      Estimated
                                      Amortized    Unrealized    Unrealized       Fair
                                         Cost         Gains        Losses        Value
Available-for-sale:
    Common stocks                         $ 23,813     $ 1,111       $ 1,717       $ 23,207
    Preferred stocks                      120,000       7,031             -        127,031
                                          --------      ------       -------       -------

                                           143,813       8,142         1,717        150,238

Held-to-maturity:
    Bonds and notes                     1,800,091      19,070         2,076      1,817,085
                                        ----------     -------        ------     ---------

                      Total            $1,943,904    $ 27,212       $ 3,793     $1,967,323
                                       ===========   =========      ========    ==========


Proceeds from sales of investments available for sale were $17,979 and $634,440 for the years ended December 31, 1998 and 1997, respectively. Gross gains of $4,081 and $96,451 were realized for the years ended December 31, 1998 and 1997, respectively. Gross losses of $82 were realized for the year ended December 31, 1997. There were no losses recognized for the year ended December 31, 1998.

The contractual maturities of bonds and notes as of December 31, 1998 are as follows:


                                          DISCONTINUED OPERATIONS
                                       -------------------------------
                                              December 31, 1998
                                          Amortized         Market
                                            Cost            Value

Due in 1 year or less                    $ 525,025       $ 525,391
Due after 1 year through 5 years           945,385         962,887
                                          --------        -------
                                        $1,470,410      $1,488,278
                                        ==========      ==========

     Venture Capital Investments - The Company has provided loans and venture capital to several start up companies. Due to the uncertainty of the ability of these companies to become operational or the inability to determine the recoverability of the investments, the Company has written down several of these investments. Total write-downs of these investments in the years ended December 31, 1998 and 1997, were $606,250 and $376,493, respectively.

     As a result of an agreement reached on July 21, 1995, the Company received the rights to 29,038 shares of InterCel stock that were released from an acquisitions escrow account in May 1997. The Company reported a gain of $463,096 in 1997 as a result of the release and subsequent sale of the stock from the acquisitions escrow account.

     Real Estate Investments - Real estate investments include seasonal cottages, lots that are located on or near Maine lakes, a residential lot in Maine, and ocean side lots in Nova Scotia. These properties are being marketed or developed for marketing. Timberland consists of one fully harvested tract of timber, which was sold during the year ended December 31, 1997, for a loss of $10,658. In addition, the Company had three subdivided lots of approximately two acres each and approximately 84 acres of raw land in Clarke County, Virginia, and a single family housing unit in Everett, Washington. These lots and the single family housing unit were sold during the year ended December 31, 1997, for a loss of $37,114. There were no sales of real estate for the year ended December 31, 1998.

     The Cumberland Ledges investment is a 67% interest in Cumberland Ledges joint venture, which owns an undeveloped parcel of commercial real estate in Cumberland, Maine. The Falmouth Hills investment is a 50% general partnership interest in Falmouth Hills Limited Partnership, which owns approximately 200 acres of raw residential land in Falmouth, Maine.

     The Company periodically reevaluates its real estate investments and adjusts their values in conjunction with a plan to market them more aggressively. Total write-downs during the years ended December 31, 1998 and 1997, amounted to $210,000 and $110,710, respectively.

5.      NOTES RECEIVABLE

     The Company makes certain business and accommodation loans to its customers and others. These loans are secured by real estate, insurance policies, and other assets of the borrower to the extent deemed necessary by the Company. Most of the Company's loans are due from customers residing in Maine.

     The following is a summary of notes receivable - net:

                                      1998         1997

Business loans                     $ 80,063     $161,139
Less reserve for loan losses        (45,000)     (45,000)
                                    ---------    --------

Total notes receivable - net       $ 35,063     $116,139
                                   =========    ========

6.   PROPERTY, PLANT, AND EQUIPMENT

     The following is a summary of property, plant and equipment - net:



                                                 CONTINUING OPERATIONS
                                               --------------------------
                                                   1998         1997

Furniture, fixtures, and equipment                 $ 34,706     $ 34,706

    Less:  Accumulated depreciation                 23,446       18,315
                                                    -------      ------

Total property, plant, and equipment - net        $ 11,260     $ 16,391
                                                  =========    ========




     Depreciation charged to operations was $5,131 and $5,760 for the years ended December 31, 1998 and 1997, respectively.

                                                  DISCONTINUED OPERATIONS
                                               ----------------------------
                                                     1998          1997

Land and land improvements                        $ 68,500      $ 68,500
Building                                           364,433       364,433
Furniture, fixtures, and equipment               1,585,571     1,527,443
Leasehold improvements                             178,864       168,876
Property under capital lease                       168,217       162,084
                                                  --------       -------
                                                 2,365,585     2,291,336

    Less:  Accumulated depreciation              1,643,790     1,477,194
                                                 ----------    ---------

Total property, plant, and equipment - net       $ 721,795     $ 814,142
                                                ==========     =========


     Depreciation charged to operations was $190,625 and $195,340 for the years ended December 31, 1998 and 1997, respectively.

7.   BORROWINGS


                                                     CONTINUING OPERATIONS
                                                     ----------------------
                                                       1998          1997

The  convertible notes payable are due March
     1, 1999, and carry interest at 9%, The
     notes are convertible into common stock
     of the Company at $5.00 per share; in
     addition, the Company has the right to
     call the notes at par value plus a 5%
     call premium (The notes were
     subsequently paid in March 1999)               $ 485,000     $ 585,000





Bankline of credit, with interest paid
     monthly at LIBOR rate plus 2%, balance
     due on demand or at August 31, 1999               80,000             -
                                                      -------     ---------

Total borrowings                                    $ 565,000     $ 585,000
                                                   ==========     =========





                                                    DISCONTINUED OPERATIONS
                                                   ------------------------
                                                     1998            1997

Bankline of credit, unsecured, quarterly
     principal payments of $12,500, plus
     monthly interest, balance due on demand
     or at October 31, 1999, the expiration
     date of the line (interest at the 30 day
     LIBOR rate plus 2%)                            $ 387,500     $ 400,000

Capital lease obligations                              19,940        75,465
                                                      -------        ------

Total borrowings                                    $ 407,440     $ 475,465
                                                   ==========     =========


     The bank line of credit from discontinued operations stipulates that any dividend paid by Southern Title Insurance Corporation shall be used first to pay out any outstanding loan balance under the line of credit.

     In June of 1996, the Southern Title Insurance Corporation entered into lease agreements for certain office equipment which, in accordance with generally accepted accounting principles, has been accounted for as a capital lease. As a result, the present value of future minimum lease payments under these leases has been recorded as property under capital leases, in the amount of $19,940. The corresponding liabilities have been recorded as obligations under capital leases.

     The future minimum lease payments, which were assumed by Old Guard as part of the March 5, 1999 transaction, under the capital leases as of December 31, 1998, are as follows:

Total lease payments                                         $ 25,515
Less:  Amount representing interest                             5,575
                                                                -----

Present value of future minimum lease payments               $ 19,940
                                                             ========

8.   INCOME TAXES

     The following is a summary of income tax expense (benefit):

1998                            CONTINUING OPERATIONS
                   -----------------------------------------
                     CURRENT      DEFERRED        TOTAL


Federal             $      -     $(103,848)    $(103,848)
State                      -             -             -
                    --------     -----------   ----------
                    $      -      $(103,848)    $(103,848)
                    ========     ===========   ==========

1997

Federal             $      -     $ 875,358     $ 875,358
State                (46,196)      51,255         5,059
                     ---------     -------        -----

                    $(46,196)   $ 926,613     $ 880,417
                    ==========  ==========    =========


1998                           DISCONTINUED OPERATIONS
                    -----------------------------------------
                       CURRENT      DEFERRED        TOTAL


Federal             $      -      $ (5,626)     $ (5,626)
State                      -             -
                    --------      ----------    ---------
                    $             $ (5,626)     $ (5,626)
                    ========      ==========    =========

1997

Federal             $       -     $(683,509)    $(683,509)
State                       -       (83,497)      (83,497)
                    ---------       ---------     --------

                    $       -      $(767,006)    $(767,006)
                    =========     ===========   ==========

The actual tax expense (benefit) differs from the expected tax benefit (computed at the U.S. federal corporate tax rate of 34.0% applied to earnings before income taxes) for the following reasons:

                                                 CONTINUING OPERATIONS
                                                 ----------------------
                                                   1998          1997

Expected tax expense (benefit)                  $(608,236)    $(399,603)
State income taxes - net of federal taxes               -         3,337
Realization of a valuation allowance              504,332     1,365,853
Other                                                  56       (89,170)
                                                      ---       --------

                                                $(103,848)    $ 880,417
                                                ===========   =========

                                                DISCONTINUED OPERATIONS
                                                --------------------------
                                                  1998          1997

Expected tax expense (benefit)                    $ 140,556     $ (9,977)
State income taxes - net of federal taxes                 -      (55,106)
Realization of a valuation allowance               (130,925)    (724,666)
Other                                               (15,257)      22,743
                                                    ---------     ------

                                                   $ (5,626)    $(767,006)
                                                   ==========   ==========

The tax effects of each type of significant item that gives rise to the deferred taxes are:

                                                                    CONTINUING OPERATIONS
                                                                 -----------------------------
                                                                       1998          1997
Deferred Tax Asset:
    Allowance for loan losses                                        $ 17,100      $ 17,100
    Net unrealized loss on investments                                366,928       149,726
    Net unrealized loss on real estate                                235,913       159,678
    Net operating loss carryforwards                                1,601,237       938,652
    Net unrealized loss on securities available for sale                    -       102,634
    Other                                                              17,305        17,305
                                                                      -------        ------

Deferred tax asset                                                  2,238,483     1,385,095
    Less: Valuation allowance                                      (1,941,803)   (1,365,853)
                                                                   ------------  -----------

Net deferred tax asset                                              $ 296,680      $ 19,242
                                                                   ==========      ========

Deferred Tax Liability:
    Net unrealized gain on securities available for sale              $ 1,213           $ -
    Unrealized gain on sale of subsidiaries                           275,900             -
    Depreciation                                                        2,131         1,806
    Other                                                              17,436        17,436
                                                                      -------       ------

Deferred tax liability                                             $ 296,680      $ 19,242
                                                                   ==========     ========

Net deferred taxes                                                 $       -      $      -
                                                                   =========      =========



                                                                 DISCONTINUED OPERATIONS
                                                               -----------------------------
                                                                    1998          1997

Deferred Tax Asset:
    Allowance for loan losses                                        $ 38,000      $ 26,133
    IBNR reserve                                                      453,570       213,502
    Net operating loss carryforwards                                 (426,085)      (61,285)
    Net unrealized loss on securities available for sale                   -         (2,185)
                                                                    ---------        -------

Deferred tax asset                                                  $ 65,485     $ 176,165
                                                                    =========    =========

Deferred Tax Liability:
    Net unrealized gain on securities available for sale            $ 860,776     $ 838,750
    Unrealized gain on sale of subsidiaries                             7,810             -
    Depreciation                                                      64,855        62,081
                                                                      -------       ------

Deferred tax liability                                                933,441       900,831
    Less: Valuation allowance                                        (867,956)     (724,666)
                                                                     ----------    ---------

Net deferred taxes                                                   $      -      $      -
                                                                     ========      ========



During the year ended December 31, 1998 and 1997, the Company recorded a valuation allowance of $1,073,847 and $641,187, respectively on the net deferred tax assets to reduce the total amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

     The Company has net operating loss carryforwards of approximately $2.4 million for federal income tax purposes, which expire beginning in 2012.

9.   RELATED PARTY TRANSACTIONS

     Related party balances include receivables and advances from related parties arising in the normal course of business. Interest at the current rate is charged on notes, and no interest is charged on advances. Notes receivable are substantially secured by real estate mortgages.

                                             1998        1997

Interest bearing notes:
    Employees and independent agents         $ 9,773    $ 50,322
                                             --------   --------

Advances to related parties:
    Limited partnerships in operation       $ 48,062    $ 47,752
                                            ---------   --------


10.  CASH FLOW INFORMATION

     The following noncash revenues and expenses are included as adjustments to reconcile net loss to net cash used by operating activities:

                                                         1998      1997

Stock received in demutualization
    of insurance company                             $     -     $ 96,915
                                                     ========    ========

Stock received in final settlement of
    Unitel spin-off                                  $     -     $381,124
                                                     ========    ========
  Cash paid for interest and income taxes is as follows:

                                                        1998         1997

Interest                                             $101,810     $108,318
                                                     =========    ========

11.  PREFERRED STOCK

     At December 31, 1998 and 1997, the Company had 57,000 shares of nonvoting Series A Preferred Stock outstanding. Each Series A share was issued with ten attached warrants which allow for the purchase of common stock at $6.00 per share within three years of date of issue. Since all of the Series A Preferred Stock was issued prior to June 30, 1995, the warrants have expired. The stock pays dividends at a 6% rate ($2.40 per share) and is convertible into ten shares of common stock at $4.00 per share.

12.  COMMITMENTS AND CONTINGENCIES

     The Company leases the majority of its offices and certain equipment under noncancellable operating lease agreements. Future minimum lease payments under these lease agreements are as follows as of December 31, 1998:

                 1999                                           $ 133,693
                 2000                                              25,151
                 2001                                              21,465
                                                                   ------

                 Total future minimum lease payments            $ 180,309
                                                                =========


     As of December 31, 1998, the principal office lease for the Company's discontinued title insurance operations had expired and the Company was leasing such space on a month-to-month basis at the rate specified in the expired lease. A lease was signed in early 1999 for new office space with a term from April 1999 through April 2006. The monthly base rent in the first year of the lease will approximate $15,400. These leases will be assumed by Old Guard as a result of the transaction.

     Total rental expense under noncancelable operating leases approximated $314,336 and $778,705 for the years ended December 31, 1998 and 1997, respectively.

     The Company is involved in litigation from time to time in the ordinary course of business. Currently, various lawsuits, claims and proceedings are pending against the Company, which pertain primarily to the subsidiary operations of the entities that were transferred to the former Chief Financial Officer in January 1997. These actions generally relate to the conduct of prior management in carrying out their fiduciary and other responsibilities with respect to the management of customer accounts and their actions as trustees for certain of these accounts. The Company intends to defend itself vigorously against these actions. The Securities and Exchange Commission (the "SEC") is conducting a private investigation of certain of these allegations, which is in its initial stages of discovery. The Company is cooperating fully with the SEC. At this time, the outcome of such lawsuits, claims and proceedings are not determinable.

13.  RETIREMENT PLAN

     The Company has 401(k) profit sharing plans (the "Plans") covering employees who meet the participation requirements outlined in the Plans. The Company's contribution aggregated $34,463 and $34,601 for the years ended December 31, 1998 and 1997, respectively. Contributions to the Plans are made based on a matching percentage of employee contributions as designated in the Plans.

14.  REGULATORY REQUIREMENTS

     The Company's title insurance subsidiary, STIC, is subject to a $4,000,000 minimum level of capital and surplus, at December 31, 1998 and 1997, as required by statutes of the states in which it is authorized to do business. STIC is also subject to regulations under which the payment of certain dividends requires the prior approval of applicable insurance regulatory authorities. At December 31, 1998 and 1997, STIC exceeded all minimum statutory capital requirements.

     The maximum amount of dividends which can be paid by insurers domiciled in the Commonwealth of Virginia without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. As required by state law, STIC's statutory surplus at December 31, 1998 and 1997 was $4,596,190 and $4,264,702, respectively. In accordance with these restrictions, $596,190 and $264,702, respectively, is available for dividends subject to the broad discretionary powers of insurance regulatory authorities to further limit dividend payments of insurance companies.

     At December 31, 1998 and 1997, investments and certificates of deposits with a book value of $989,961 and $977,966, respectively, were either on deposit with various regulatory authorities or held by Southern Title in accordance with statutory requirements for the protection of its policyholders.

15.  STATUTORY FINANCIAL INFORMATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which differ in some respects from the statutory accounting requirements for reporting in Southern Title's annual statements filed with insurance regulatory authorities. Reconciliation's of net earnings and stockholder's equity as reported to the insurance regulatory authorities to that reported in the accompanying consolidated financial statements are as follows:


                                           1998                              1997
                              ---------------------------      -------------------------------
                                   Net                              Net
                                Earnings      Stockholders'       Earnings     Stockholders'
                                 (Loss)        Equity              (Loss)        Equity
Balances - Firstmark
    Consolidated -
        GAAP basis             $(4,491,423)  $ 6,633,975      $ (1,318,058) $ 11,034,073

Adjustments:
    Losses and stockholders'
        deficit of companies
        not included in
        statutory reporting      4,812,268     2,151,191         1,397,155     (2,580,672)
                                ----------    ----------        ----------     -----------

Balances - Southern Title -
    GAAP basis                     320,845     8,785,166            79,097       8,453,401

Adjustments:
    Statutory reserves            (174,852)   (2,816,191)          (69,930)     (2,641,339)
    Restored nonadmitted
        assets                      31,230    (2,687,411)           18,611      (2,262,429)

    IBNR reserve                   541,757     1,149,603           (85,814)        607,846

    Deferred income taxes          107,629       165,023           (28,183)        107,223
                                  --------      --------         ---------         -------

Balances - Southern Title -
    statutory basis              $ 826,609  $ 4,596,190          $ (86,219)    $ 4,264,702
                                 ========== ============         ==========    ===========

16.  LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

     Activity in the liability for unpaid claims and claims adjustment expenses is summarized as follows:


                                                 1998          1997

Balance, beginning                            $1,027,607     $ 972,703
                                             -----------     ---------

    Incurred related to:
        Current period                           874,206       210,189
        Prior periods                            185,471       292,203
                                                --------       -------

                      Total incurred           1,059,677       502,392
                                              ----------       -------

    Paid net of recoveries related to:
        Current period                           133,891       152,386
        Prior periods                            462,568       295,102
                                                --------       -------

                      Total paid                 596,459       447,488
                                                --------       -------

Balance, ending                               $1,490,825    $1,027,607
                                             ===========    ==========



     As a result of changes in estimates of insured events in prior periods, the provision for claims and claims adjustment expenses increased by $557,290 and decreased by $106,732, and an increase of $400,000 in the IBNR reserve, which was an element of the transaction with Old Guard, during the years ended December 31, 1998 and 1997, respectively.

     State insurance regulations require an insurer to obtain reinsurance to limit the primary insurer's coverage. The Company has elected reinsurance limits lower than the State requirements. Although the ceding of insurance does not discharge an insurer from its primary liability to an insured, the reinsuring company assumes the related liability and, accordingly, the ceding company's liabilities do not include amounts for reinsured exposures. Premiums earned in 1998 and 1997 exclude $47,243 and $95,224, respectively, of charges for reinsurance ceded to reinsurance companies. No reinsurance is expected to be recovered on claims filed as of December 31, 1998 and 1997.

     The effect of reinsurance on premiums earned is as follows:

                                                1998            1997

Premiums assessed against policyholders     $10,101,954    $ 8,443,549
Reinsurance ceded                               (47,243)       (95,224)
                                           ------------    -----------

Net premium earned                          $10,054,711    $ 8,348,325
                                           ============    ===========

     The Company evaluates the financial condition of its reinsurer and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurer to minimize its exposure to significant losses for reinsurance insolvencies.

17.  DISCLOSURES CONCERNING THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined based on available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

     Investment Securities - The fair value of investment securities is based on quoted market prices. The fair value of the Company's investment securities is disclosed in Note 4 of these financial statements.

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

     Notes Receivable - The fair value of the Company's notes receivable is based on the current estimated net realizable value.

     Convertible Notes Payable and Other Borrowings - The fair value of the Company's convertible notes payable and other borrowings is estimated based on the current rates available to the Company for debt of similar terms and remaining maturities. At December 31, 1998 and 1997, fair value approximates carrying value.


     The estimated fair values of the Company's financial instruments are as follows:

                                           1998                        1997
                                   --------------------------  -----------------------------
                                     Carrying       Fair         Carrying         Fair
                                      Amount       Value          Amount         Value

Venture capital investments
    for which it is:
    Practicable to estimate
        fair value                     $424,728     $424,728      $1,283,645     $1,283,645
    Notes receivable                    35,063       35,063         116,139        116,139
                                        -------      -------        --------       -------

                                      $459,791     $459,791      $1,399,784     $1,399,784
                                      =========    =========     ===========    ==========




18.  INDUSTRY SEGMENT INFORMATION

     The following summarizes the Company's operating results and certain other financial information by industry segment. The financial services segment includes insurance consulting and marketing, investment advisory services, financial planning, management consulting, and venture capital services. Financial services also includes the Company's investments in marketable securities, loans, and cash and other investments.



                                             1998            1997

Revenues:
    Financial services                     $          -   $      5,266
    Venture capital                              70,148        425,007
    Title insurance                          14,490,487     11,752,912
                                            -----------    ----------

                                            $14,560,635    $12,183,185
                                            ===========    ===========

Earnings (losses) before income taxes:
    Financial services                     $          -   $    (24,731)
    Venture capital                          (1,788,928)    (1,175,302)
    Title insurance                             427,150         56,679
                                               --------         ------

                                            $(1,361,778)   $(1,143,354)
                                            ===========    ===========

Identifiable assets:
    Venture capital                         $ 1,636,443    $ 3,975,080
    Title insurance                          11,829,546     10,775,413
                                            -----------     ----------
                                            $13,465,989    $14,750,493
                                            ===========    ===========

19.  OTHER COMPREHENSIVE INCOME

                                                               CONTINUING OPERATIONS
                                                                  December 31, 1998
                                                     ---------------------------------------------
                                                                          Tax
                                                      Before-Tax       (Expense)      Net-of-tax
                                                        Amount        or Benefit        Amount
    Unrealized gains on securities:
        Unrealized holding gains arising
            during period                                 $ 13,945        $ (4,741)       $ 9,204
    Less:  Reclassification adjustment for gains
        realized in net income                            291,481          (99,104)      192,377
                                                          --------         ---------     -------
    Other comprehensive income                          $ 305,426        $(103,845)    $ 201,581
                                                        ==========       ===========   =========



                                                                   DECEMBER 31, 1997
                                                     --------------------------------------------
                                                                       Tax
                                                      Before-Tax      (Expense)     Net-of-tax
                                                        Amount        or Benefit      Amount
    Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising
            during period                                $ (67,874)      $ 23,077      $ (44,797)
    Less:  Reclassification adjustment for gains
        realized in net income                             42,748         (14,534)       28,214
                                                           -------        ---------      ------
    Other comprehensive income                           $ (25,126)      $ 8,543       $ (16,583)
                                                         ===========     ========      ==========



                                                     DISCONTINUED OPERATIONS
                                                        December 31, 1998
                                                     ---------------------------------------
                                                                     Tax
                                                     Before-Tax    (Expense)    Net-of-tax
                                                       Amount      or Benefit     Amount
    Unrealized gains on securities:
        Unrealized holding gains arising
            during period                               $16,547       $(5,626)     $10,921
                                                        --------      ---------    -------

    Other comprehensive income                          $16,547       $(5,626)     $10,921
                                                        ========      =========    =======


                                                      DECEMBER 31, 1997
                                                   -----------------------------------------
                                                                     Tax
                                                    Before-Tax    (Expense)     Net-of-tax
                                                      Amount      or Benefit      Amount

Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
        arising during period                            (3,567)       1,213         (2,354)
    Less:  Reclassification adjustment for
        gains realized in net income                   $(22,647)    $ 7,700        $(14,947)
                                                       ----------   --------       ---------

    Net unrealized gains (losses)                      $(26,214)    $ 8,913        $(17,301)
                                                       ==========   ========       =========

    Other comprehensive income                         $(26,214)    $ 8,913        $(17,301)
                                                       ==========   ========       =========


                                 *  *  *  *  *  *

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRSTMARK CORP.



Date:  April 23, 1999.                By:   /s/ DONALD V. CRUICKSHANKS
                                          --------------------------------------
                                           Donald V. Cruickshanks
                                           President and Chief Executive Officer

        In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                               Title                        Date
              ---------                               ------                       ----
  /s/  DONALD V. CRUICKSHANKS               President and Chief Executive       April 23, 1999
 ---------------------------------            Officer and Director
       Donald V. Cruickshanks              (Principal Executive Officer)


                                   Chief Financial Officer, Secretary           April 23, 1999
   /s/       RONALD C. BRITT           and Treasurer (Principal Financial
 ---------------------------------  and Principal Accounting Officer)
           Ronald C. Britt

   /s/      GEORGE H. MORISON
 ---------------------------------                  Director                    April 22, 1999
          George H. Morison


                                                    Director                    April __, 1999
 ----------------------------------
         Steven P. Settlage
