Form 10QSB
period 1999-03-31
FIRSTMARK CORP /ME/
filed 1999-05-24
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

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

                                 (804) 648-9048
                (Issuer's Telephone Number, Including Area Code)


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

          5,319,876 shares of common stock, par value $0.20 per share, outstanding as of March 31, 1999

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS

                                                                                                          Page No.

Part I.       Financial Information
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                           March 31, 1999 and December 31, 1998..............................................3

                  Condensed Consolidated Statements of Operations
                           Three Months Ended March 31, 1999 and 1998........................................5

                  Condensed Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 1999 and 1998........................................6

                  Notes to Condensed Consolidated Financial Statements.......................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operation..........................................................8


Part II.      Other Information

         Item 1.  Legal Proceedings.........................................................................11

         Item 2.  Changes in Securities and Use of Proceeds.................................................11

         Item 3.  Defaults Upon Senior Securities...........................................................11

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................11

         Item 5.  Other Information.........................................................................12

         Item 6.  Exhibits and Reports on Form 8-K..........................................................12


                         PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------

ASSETS

                                                                      March 31, 1999           December 31, 1998*
                                                                      --------------           ------------------
                                                                         (Unaudited)
Cash and cash equivalents                                                 $5,427,245                $   53,575

Receivables:
     Receivables - related parties                                            48,062                    48,062
     Receivables - interest and other                                         19,833                     2,703
                                                                       -------------             -------------

         Total receivables                                                    67,895                    50,765
                                                                       -------------             -------------

Notes receivable:
     Notes receivable - net                                                   25,290                    25,290
     Notes receivable - related parties                                        9,773                     9,773
                                                                       -------------             -------------

         Total notes receivables                                              35,063                    35,063
                                                                       -------------             -------------

Investments:
     Marketable securities                                                    89,331                   139,112
     Venture capital investments - net                                       424,728                   424,728
     Real estate and other investments                                       615,691                   613,653
                                                                       -------------             -------------

         Total investments                                                 1,129,750                 1,177,493
                                                                       -------------             -------------

Other assets:
     Property, plant and equipment - net                                      10,741                    11,260
     Deferred tax asset - net of valuation allowance                         313,605                   296,680
     Other assets                                                              5,357                    11,603
                                                                       -------------             -------------

         Total other assets                                                  329,703                   319,543
                                                                       -------------             -------------

Net assets of discontinued title insurance operations                             --                 6,189,261
                                                                       -------------             -------------

TOTAL ASSETS                                                              $6,989,656                $7,825,700
                                                                       =============             =============


FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     March 31, 1999            December 31, 1998*
                                                                     --------------            ------------------
                                                                      (Unaudited)
LIABILITIES:
     Accounts payable and other liabilities                          $       148,960           $       215,333
     Borrowed funds                                                               --                   565,000
     Deferred tax liability                                                  313,605                   296,680
     Related party payable                                                    25,873                   114,712
                                                                     ---------------           ---------------

         Total liabilities                                                   488,438                 1,191,725
                                                                     ---------------           ---------------


STOCKHOLDERS' EQUITY:
     Preferred stock, Series A, $0.20 par value -
       authorized 250,000 shares; issued 57,000 shares
       (liquidation preference $2,280,000)                                    11,400                    11,400
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 5,501,430 shares                          1,100,286                 1,100,286
     Additional paid-in capital - preferred                                2,162,889                 2,162,889
     Additional paid-in capital - common                                  11,432,709                11,432,709
     Retained earnings (deficit)                                          (7,438,036)               (7,353,293)
     Treasury stock, at cost - 181,554 and
       201,554 shares, respectively                                         (737,528)                 (737,528)
     Net accumulated comprehensive income -
       net of taxes                                                          (30,502)                   17,512
                                                                     ---------------           ---------------

         Total stockholders' equity                                        6,501,218                 6,633,975
                                                                     ---------------           ---------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                            $     6,989,656           $     7,825,700
                                                                     ===============           ===============


*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                            --------
                                                                                      1999              1998
                                                                                      ----              ----
REVENUES:
    Interest and dividends                                                         $  17,567        $  21,287
    Investment gains                                                                      --           19,165
                                                                                   ---------        ---------

         Total revenues                                                               17,567           40,452
                                                                                   ---------        ---------

EXPENSES:
    Employee compensation and benefits                                                18,600           28,103
    General and administrative expenses                                              115,993          121,352
    Interest expense                                                                   8,995           13,277
                                                                                   ---------        ---------

         Total expenses                                                              143,588          162,732
                                                                                   ---------        ---------

         Loss from continuing operations before income taxes                        (126,021)        (122,280)

INCOME TAX (BENEFIT) EXPENSE                                                              --           (3,228)
                                                                                   ---------        ---------

         Net loss from continuing operations                                        (126,021)        (119,052)

DISCONTINUED OPERATIONS:
     Income from discontinued operations - net of tax                                 80,596          158,193
     Loss from disposal of discontinued operations - net of tax                       (5,118)              --
                                                                                   ---------        ---------

NET LOSS                                                                             (50,543)          39,141
                                                                                   ---------        ---------

Other comprehensive income - net of tax:
     Unrealized holding gains (losses) arising during period                         (48,014)          19,896
     Less: Reclassification adjustment for gains included in net income                   --           (9,997)
                                                                                   ---------        ---------

Other comprehensive income (loss)                                                    (48,014)           9,899
                                                                                   ---------        ---------

COMPREHENSIVE INCOME (LOSS)                                                          (98,557)          49,040
                                                                                   ---------        ---------

PREFERRED STOCK DIVIDEND                                                              34,200           34,200
                                                                                   ---------        ---------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                                      $(132,757)       $  14,840
                                                                                   =========        =========

Loss per common share - basic and diluted                                          $   (0.02)       $    0.00
                                                                                   =========        =========

Weighted - average number of shares outstanding                                    5,319,876        5,299,876
                                                                                   =========        =========

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                 1999                  1998
                                                                                 ----                  ----
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
     Net loss from continuing operations                                   $    (126,021)        $    (119,052)
     Adjustments to reconcile net loss to net cash
       used by operating activities
         Depreciation and amortization                                               519                 1,129
         Amortization of goodwill                                                     --                14,195
         Gain on sale of securities                                                   --               (15,146)
         Changes in assets and liabilities:
           Decrease (increase) in:
              Accounts receivable                                                (17,130)               (1,404)
              Net decrease in notes receivable                                        --                 8,983
              Prepaid expenses and other current assets                            6,246                (2,570)
           Increase (decrease) in:
              Accounts payable                                                   (66,373)              (75,550)
              Accounts payable to related party                                  (88,839)               (3,290)
                                                                           -------------         -------------

         Net cash used by operating activities                                  (291,598)             (192,705)
                                                                           -------------         -------------

Cash flows from Investing Activities
     Decrease (increase) in real estate investments                               (2,038)                2,210
     Securities held for sale                                                         --                82,984
     Decrease in venture capital investments                                          --                85,091
                                                                           -------------         -------------

         Net cash provided (used) by investing activities                         (2,038)              170,285
                                                                           -------------         -------------

Cash flows from Financing Activities
     Preferred stock dividends                                                   (34,200)              (34,200)
     Proceeds from borrowings                                                    115,000                    --
     Repayments of borrowed funds                                               (680,000)                   --
                                                                           -------------         -------------

         Net cash used by financing activities                                  (599,200)              (34,200)
                                                                           -------------         -------------

         Cash Used by Continuing Operations                                     (892,836)              (56,620)

Discontinued Operations:
     Proceeds from sale of discontinued operations,
       net of transaction costs paid                                           6,242,738                    --
     Other                                                                      (269,868)              (10,582)
                                                                           -------------         -------------

         Cash Provided (Used) by Discontinued Operations                       5,972,870               (10,582)
                                                                           -------------         -------------

Net change in cash and cash equivalents                                        5,373,670               (67,202)
                                                                           -------------         -------------

Cash and cash equivalents, beginning of period                                    53,575               290,037
                                                                           -------------         -------------

Cash and cash equivalents, end of period                                   $   5,427,245         $     222,835
                                                                           -------------         -------------

Cash payments for interest                                                 $       8,995         $      13,277
                                                                           =============         =============

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

BASIS OF PRESENTATION

1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of Firstmark Corp. (the "Company"), as amended, as filed with the Securities and Exchange
      Commission. The December 31, 1998 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Firstmark Corp. (the "Company") makes venture capital and real estate investments either in the form of pure equity investments or in the form of loans with an equity participation feature. Until March 5, 1999, the Company was principally engaged in the business of issuing title insurance through a subsidiary, Southern Title Insurance Corporation ("STIC"). Until January 24, 1997, the Company also actively traded public stocks and bonds and provided
financial   consulting   services  to  a  select  number  of   individuals   and
institutions.

         On March 5, 1999, the Company sold Investors Southern Corporation ("ISC") and its subsidiaries, including STIC, to Old Guard Group, Inc. ("Old Guard") for $6.75 million in cash and a three year earn-out in cash based on the pre-tax net income of ISC and its subsidiaries, including STIC, for each of the fiscal years ending December 31, 1999, 2000 and 2001. above. Generally accepted accounting principles ("GAAP") require that the Company reflect the effects of the Transaction as of December 31, 1998, including the loss on disposal, and segregate continuing operations from discontinued operations. A complete discussion of the Company's business is contained in Item 1, Description of Business, of Amendment No. 1 to the Company's Annual Report on Form 10-KSB (the "Form 10-KSB"), filed with the Securities and Exchange Commission on April 23, 1999.

Results of Operations

                        Three Months ended March 31, 1999
                compared to the Three Months ended March 31, 1998

Continuing Operations

         Interest and dividends revenue amounted to approximately $18,000 in the current quarter compared to $21,000 in the comparable quarter of the prior year. Management expects this comparison to improve for the balance of 1999 as the net proceeds from the sale of the title insurance operations will be fully invested. The funds were invested for less than a month during the current quarter. Investment gains amounted to approximately $19,000 for the quarter ended March 31, 1998 (none for the current quarter).

         Operating expenses and general and administrative expenses decreased by approximately $19,000 during the current quarter compared to the prior year quarter. This decrease is primarily the result of the satisfaction of the Company's remaining obligation under a severance agreement with a former director of the Company and a reduction in interest expense due to the payoff of the Company's 9% convertible notes payable in March of this year.

Discontinued Operations

         As previously disclosed, the title insurance operations were sold as of March 5, 1999. Accordingly, the condensed consolidated statement of operations included in this report includes operating results for the title insurance operations through that date in the current quarter while the prior year quarter includes such results for the entire period. The comparisons below in general show decreases because approximately one less month of title insurance operations are included in 1999 as compared to 1998.

         Title insurance revenues for the current quarter (approximately two months) amounted to approximately $2.2 million compared to $2.6 million in the 1998 quarter (three months). While title insurance premiums were stronger in the current quarter, abstract related income was somewhat weaker when compared to the prior year quarter. Interest and dividends revenue decreased approximately $42,000 to $32,000 in 1999 (approximately two months) as compared to $74,000 in 1998 (three months).

         Operating expenses and general and administrative expenses decreased $0.3 million from $2.4 million in 1998 (three months) to $2.1 million in 1999 (approximately two months). Substantially all categories of expenses decreased during this period with the exception of commissions paid to agents. Commission paid to agents in 1999 increased $166,000, reflecting the increase in agency premiums earned during this period.


Liquidity and Capital Resources

         As a result of the sale of ISC and its related subsidiaries the Company received $6.75 million from Old Guard on March 5, 1999. After payment of transaction-related costs, retirement of the Company's 9% convertible notes payable and retirement of borrowings against the Company's $500,000 line of credit, the Company retained approximately $5.4 million to invest. Accordingly, the Company's cash and cash equivalents remaining after the sale are expected to exceed its obligations as they become due. The Company continues to maintain the availability of the $500,000 line of credit with First Union National Bank.

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

         To date, the Company has primarily focused on the identification and assessment of its Year 2000 issues. The Company has completed an initial assessment of its accounting and operational software and discussed the payroll and human resources software with its third party service provider. Management believes, based on discussions with software vendors and initial tests of the accounting and operational software, that such software is currently Year 2000 compliant and that the Company's risks in these areas are minimal. Management has been told that the current version of the payroll and human resources software is also Year 2000 compliant and plans to perform tests of this system in the near future to assess any potential problems.

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

Item 4.      Submission of Matters to a Vote of Security Holders

             A Special Meeting of Shareholders, which was adjourned from its previously scheduled time of February 17, 1999, as adjourned until February 24, 1999, was held on March 5, 1999 (the "Special Meeting"). Shareholders of record of the Company's Common Stock at the close of business on January 22, 1999 were entitled to vote at the Special Meeting.

             The shareholders were asked (i) to elect three directors to serve for terms of one year each and (ii) to approve the Stock Purchase Agreement by and among the Company, Southern Capital Acquisition Corporation, a Virginia corporation ("SCAC"), ISC, STIC and Old Guard, dated as of December 2, 1998 (the "Stock Purchase
             Agreement"), pursuant to which the Company and SCAC sold to Old Guard, and Old Guard bought from the Company and SCAC, all of ISC's outstanding capital stock in exchange for cash, all on the terms and conditions set forth in the Stock Purchase Agreement.

             The votes cast for, against or withheld for the election of directors were as follows:

                                                                                                  Broker
                 Name                     For        Against      Withheld      Abstentions     Non-Votes
                 ----                     ---        -------      --------      -----------     ---------
         Donald V. Cruickshanks        3,662,620       --          84,422           --             --

         George H. Morison             3,662,620       --          84,422           --             --

         Steven P. Settlage            3,662,620       --          84,422           --             --

             The votes cast for, against or withheld for the Stock Purchase Agreement were as follows:

                                                                                   Broker
                   Item                   For        Against     Abstentions     Non-Votes
                   ----                   ---        -------     -----------     ---------
         Stock Purchase Agreement      3,565,765     82,393        98,884            --

Item 5.      Other Information

             On April 27, 1999, the Company's Common Stock was delisted from the Nasdaq SmallCap Market for not maintaining a minimum bid price of $1.00 per share, as required by the Nasdaq SmallCap Market's continued listing requirements. The Company has requested that the Board of Governors of The Nasdaq Stock Market review this decision. Trading of shares of the Company's Common Stock can be conducted in the over-the-counter trading markets, including the OTC Bulletin Board.

Item 6.      Exhibits and Reports on Form 8-K

             (a)    Exhibits

                    27     Financial Data Schedule (filed electronically only).

             (b)    Reports on Form 8-K

                    On March 10, 1999, the Company filed a Current Report on Form 8-K dated March 5, 1999 to disclose, under Item 2, the consummation of the Company's sale of ISC and its related subsidiaries to Old Guard.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FIRSTMARK CORP.



Date:  May 24, 1999                        /s/ Donald V. Cruickshanks
                                           -------------------------------------
                                           Donald V. Cruickshanks
                                           President and Chief Executive Officer



Date:  May 24, 1999                        /s/ Ronald C. Britt
                                           -------------------------------------
                                           Ronald C. Britt
                                           Chief Financial Officer