Form 10QSB
period 1999-06-30
FIRSTMARK CORP /ME/
filed 1999-08-23
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999

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

          5,319,876 shares of common stock, par value $0.20 per share, outstanding as of June 30, 1999

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS

                                                                                             Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                           June 30, 1999 and December 31, 1998...................................3

                  Condensed Consolidated Statements of Operations
                           Six Months and Three Months Ended
                           June 30, 1999 and 1998................................................5

                  Condensed Consolidated Statements of Cash Flows
                           Six Months Ended June 30, 1999 and 1998...............................6

                  Notes to Condensed Consolidated Financial Statements...........................7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operation..............................................8


Part II.      Other Information

         Item 1.  Legal Proceedings.............................................................12

         Item 2.  Changes in Securities and Use of Proceeds.....................................13

         Item 3.  Defaults Upon Senior Securities...............................................13

         Item 4.  Submission of Matters to a Vote of Security Holders...........................13

         Item 5.  Other Information.............................................................13

         Item 6.  Exhibits and Reports on Form 8-K..............................................13

                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------

ASSETS

                                                                        June 30, 1999          December 31, 1998*
                                                                        -------------          ------------------
                                                                         (Unaudited)
Cash and cash equivalents                                               $  5,202,908              $     53,575

Receivables:
     Receivables - related parties                                            55,062                    48,062
     Receivables - interest and other                                         21,720                     2,703
                                                                        ------------              ------------

         Total receivables                                                    76,782                    50,765
                                                                        ------------              ------------

Notes receivable:
     Notes receivable - net                                                   25,290                    25,290
     Notes receivable - related parties                                        9,773                     9,773
                                                                        ------------              ------------

         Total notes receivables                                              35,063                    35,063
                                                                        ------------              ------------

Investments:
     Marketable securities                                                    59,142                   139,112
     Venture capital investments - net                                       274,728                   424,728
     Real estate and other investments                                       566,501                   613,653
                                                                        ------------              ------------

         Total investments                                                   900,371                 1,177,493
                                                                        ------------              ------------

Other assets:
     Property, plant and equipment - net                                      10,222                    11,260
     Deferred tax asset - net of valuation allowance                         323,870                   296,680
     Other assets                                                                 --                    11,603
                                                                        ------------              ------------

         Total other assets                                                  334,092                   319,543
                                                                        ------------              ------------

Net assets of discontinued title insurance operations                             --                 6,189,261
                                                                        ------------              ------------

TOTAL ASSETS                                                            $  6,549,216              $  7,825,700
                                                                        ============              ============

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30, 1999          December 31, 1998*
                                                                      -------------          ------------------
                                                                         (Unaudited)
LIABILITIES:
     Accounts payable and other liabilities                           $     352,062            $     215,333
     Borrowed funds                                                              --                  565,000
     Deferred tax liability                                                 323,870                  296,680
     Related party payable                                                       --                  114,712
                                                                      -------------            -------------

         Total liabilities                                                  675,932                1,191,725
                                                                      -------------            -------------


STOCKHOLDERS' EQUITY:
     Preferred stock, Series A, $0.20 par value
       authorized 250,000 shares; issued 57,000 shares
       (liquidation preference $2,280,000)                                   11,400                   11,400
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 5,501,430 shares                         1,100,286                1,100,286
     Additional paid-in capital - preferred                               2,162,889                2,162,889
     Additional paid-in capital - common                                 11,432,709               11,432,709
     Retained earnings (deficit)                                         (8,046,046)              (7,353,293)
     Treasury stock, at cost - 181,554 and
       201,554 shares, respectively                                        (737,528)                (737,528)
     Net accumulated comprehensive income -
       net of taxes                                                         (50,426)                  17,512
                                                                      -------------            -------------

         Total stockholders' equity                                       5,873,284                6,633,975
                                                                      -------------            -------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                             $   6,549,216            $   7,825,700
                                                                      =============            =============

*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                               Six Months Ended           Three Months Ended
                                                                   June 30,                    June 30,
                                                                   --------                    --------
                                                              1999           1998         1999          1998
                                                              ----           ----         ----          ----
REVENUES
    Interest and dividends                                $     76,290  $     29,648  $     58,723  $      8,361
    Investment gains                                                --        20,689            --         1,524
                                                          ------------  ------------  ------------  ------------

          Total revenues                                        76,290        50,337        58,723         9,885
                                                          ------------  ------------  ------------  ------------

EXPENSES
    Employee compensation and benefits                          18,600        55,899            --        27,796
    Write-offs of loans and investments                        202,000            --       202,000            --
    General and administrative expenses                        546,526       264,335       430,533       142,983
    Interest expense                                             8,995        26,440            --        13,163
                                                          ------------  ------------  ------------  ------------

          Total expenses                                       776,121       346,674       632,533       183,942
                                                          ------------  ------------  ------------  ------------

          Loss from continuing operations before
          income taxes                                        (699,831)     (296,337)     (573,810)     (174,057)

INCOME TAX (BENEFIT) EXPENSE                                        --        (7,663)           --        (4,435)
                                                          ------------  ------------  ------------  ------------

         Net loss from continuing operations                  (699,831)     (288,674)     (573,810)     (169,622)

DISCONTINUED OPERATIONS
       Income from discontinued operations -- net of
       tax                                                      80,596       375,472            --       217,279
       Loss from disposal of discontinued operations -
       net of tax                                               (5,118)           --            --            --

NET INCOME (LOSS)                                             (624,353)       86,798      (573,810)       47,657
                                                          ------------  ------------  ------------  ------------

Other comprehensive loss - net of tax
       Unrealized holding gains (losses) arising
       during period                                           (67,938)       (9,107)      (19,924)      (29,003)
       Less:  Reclassification adjustment for gain
       included in net income                                       --        (9,997)           --            --

Other comprehensive loss                                       (67,938)      (19,104)      (19,924)      (29,003)
                                                          ------------  ------------  ------------  ------------

COMPREHENSIVE INCOME (LOSS)                                   (692,291)       67,694      (593,734)       18,654

PREFERRED STOCK DIVIDEND                                        68,400        68,400        34,200        34,200
                                                          ------------  ------------  ------------  ------------

NET LOSS APPLICABLE TO COMMON SHARES                      $   (760,691) $       (706) $   (627,934) $    (15,546)
                                                          ============  ============  ============  ============

Loss per common share - basic and diluted                 $      (0.14) $      (0.00) $      (0.12) $      (0.00)
                                                          ============  ============  ============  ============

Weighted - average number of shares outstanding              5,319,876     5,299,876     5,319,876     5,299,876
                                                          ============  ============  ============  ============

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                        --------
                                                                                1999                  1998
                                                                                ----                  ----
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
     Net loss from continuing operations                                   $    (699,831)        $    (288,674)
     Adjustments to reconcile net loss to net cash
       used by operating activities
         Depreciation and amortization                                             1,038                 2,443
         Amortization of goodwill                                                     --                24,391
         Write-offs of loans and investments                                     202,000                    --
         Gain on sale of securities                                                   --               (14,946)
         Other noncash items                                                      12,032               (25,514)
         Changes in assets and liabilities:
           Decrease (increase) in:
              Accounts receivable                                                (26,017)              257,782
              Notes receivable                                                        --                12,178
              Prepaid expenses and other current assets                           11,603                (1,220)
           Increase (decrease) in:
              Accounts payable                                                   136,729               (71,594)
              Accounts payable to related party                                 (114,712)              (44,999)
                                                                           -------------         -------------

         Net cash used by operating activities                                  (477,158)             (150,153)
                                                                           -------------         -------------

Cash flows from Investing Activities
     Decrease (increase) in real estate investments                               (4,848)               (4,940)
     Proceeds from sale of securities                                                 --                85,314
     Decrease in venture capital investments                                          --                88,571
                                                                           -------------         -------------

         Net cash provided (used) by investing activities                         (4,848)              168,945
                                                                           -------------         -------------

Cash flows from Financing Activities
     Preferred stock dividends                                                   (68,400)              (68,400)
     Proceeds from borrowings                                                    115,000                    --
     Repayments of borrowed funds                                               (680,000)                   --
                                                                           -------------         -------------

         Net cash used by financing activities                                  (633,400)              (68,400)
                                                                           -------------         -------------

         Cash Used by Continuing Operations                                   (1,115,406)              (49,608)

Discontinued Operations:
     Proceeds from sale of discontinued operations,
       net of transaction costs paid                                           6,242,738                    --
     Other                                                                        22,001                 8,817
                                                                           -------------         -------------

         Cash Provided (Used) by Discontinued Operations                       6,264,739                 8,817
                                                                           -------------         -------------

Net change in cash and cash equivalents                                        5,149,333               (40,791)
                                                                           -------------         -------------

Cash and cash equivalents, beginning of period                                    53,575               290,037
                                                                           -------------         -------------

Cash and cash equivalents, end of period                                   $   5,202,908         $     249,246
                                                                           -------------         -------------

Cash payments for interest                                                 $       8,995         $      26,440
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         On March 5, 1999, the Company sold Investors Southern Corporation ("ISC") and its subsidiaries, including STIC, to Old Guard Group, Inc. ("Old Guard") for $6.75 million in cash and a three year earn-out in cash based on the pre-tax net income of ISC and its subsidiaries, including STIC, for each of the fiscal years ending December 31, 1999, 2000 and 2001. above. Generally accepted accounting principles ("GAAP") required that the Company reflect the effects of the Transaction as of December 31, 1998, including the loss on disposal, and segregate continuing operations from discontinued operations. A complete discussion of the Company's business is contained in Item 1, Description of Business, of Amendment No. 1 to the Company's Annual Report on Form 10-KSB (the "Form 10-KSB"), filed with the Securities and Exchange Commission on April 23, 1999.

Results of Operations

    Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Continuing Operations

         Interest and dividends revenue amounted to approximately $76,000 in the current period compared to $30,000 in the comparable period of the prior year. The increase is principally the result of investment of the net proceeds from the sale of the title insurance operations, which were received in the first quarter of this year. Investment gains amounted to approximately $21,000 for the period ended June 30, 1998 (none for the current period).

         Operating expenses and general and administrative expenses increased by approximately $227,000 during the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase is primarily the result of the Company recording a provision of approximately $232,000 for the estimated loss from certain claims settled through mediation as of June 30, 1999. In addition, increased legal and accounting fees were offset by reductions in interest expense and the Company's obligation under a severance agreement with a former director of the Company. The reduction in interest expense was due principally to the payoff of the Company's 9% convertible notes payable in March of this year. Write-offs of loans and investments amounted to $202,000 in the first six months of 1999, whereas there were no write-offs in the comparable period of 1998. The write-offs, all of which occurred in the second quarter of this year, pertain to a portion of the Company's venture capital investment in a

Canadian company, which has filed for bankruptcy protection in order to reorganize, and a real estate investment, where the Company is negotiating a potential sale.

Discontinued Operations

         As previously disclosed, the title insurance operations were sold as of March 5, 1999. Accordingly, the condensed consolidated statement of operations included herein includes operating results for the title insurance operations through that date in the current period while the six months ended June 30, 1998 include such results for the entire six months. The decrease in income from discontinued operations is principally due to the 1998 period representing approximately four more months of operations than the 1999 period. Further discussion of changes in title insurance revenues and operating and other expenses is not considered meaningful herein.

  Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Continuing Operations

         Interest and dividends revenue amounted to approximately $59,000 in the current quarter compared to $8,000 in the comparable quarter of the prior year. The increase is principally the result of investment of the net proceeds from the sale of the title insurance operations, which were received in the first quarter of this year. Investment gains amounted to approximately $1,500 for the quarter ended June 30, 1998 (none for the current quarter).

         Operating expenses and general and administrative expenses increased by approximately $247,000 during the current quarter compared to the prior year quarter. This increase is primarily the result of the Company recording a provision of approximately $232,000 for the estimated loss from certain claims settled through mediation as of June 30, 1999. In addition, increased legal and accounting fees were offset by reductions in interest expense and the Company's obligation under a severance agreement with a former director of the Company. The reduction in interest expense was due principally to the payoff of the Company's 9% convertible notes payable in March of this year. Write-offs of loans and investments amounted to $202,000 in the second quarter of 1999, whereas there were no write-offs in the comparable quarter of 1998. The write-offs pertain to a portion of the Company's venture capital investment in a Canadian company, which has filed for bankruptcy protection in order to reorganize, and a real estate investment, where the Company is negotiating a potential sale.

Discontinued Operations

         See  related   discussion   above  for  the  six-month   periods.   The
discontinued operations were sold in March of this year. Accordingly, there were no discontinued operations for the quarter ended June 30, 1999.

Liquidity and Capital Resources

         As of June 30, 1999, the Company had cash and cash equivalents of approximately $5.2 million. Subsequent to June 30, 1999, the Company paid out in excess of $500,000 to settle various claims and litigation and received shares of the Company's Preferred and Common Stock and other assets in return. After settlement of these matters, the Company's cash and cash equivalents remain at a level expected to exceed its obligations in the foreseeable future. The Company continues to maintain the availability of the $500,000 line of credit with First Union National Bank.

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

         Costs associated with remediation of Year 2000 issues are not expected to be material to the Company's financial position, results of operations or cash flows. To date, such costs have totaled less than $20,000 and the Company expects that future costs will not exceed $10,000. These costs would include primarily minimal additional data processing consulting costs, purchases of new personal computers to replace computers that cannot be modified to handle date-sensitive data correctly and potentially the costs to purchase upgrades to certain accounting software programs.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in litigation from time to time in the ordinary course of business. Except as noted below, the Company is not involved in any litigation outside the ordinary course of business.

         Investigation by the Securities and Exchange Commission. As the Company has previously reported, the Securities and Exchange Commission has been investigating possible securities violations by Firstmark Investment Corp. ("FIC"), Firstmark Capital Corp. ("FCC") and the Company. The private investigation has focused on events that have occurred from, in or before January 1994 to the present. The Company transferred FIC and FCC to Ivy L. Gilbert, a former director, officer and employee of the Company, in January 1997.

         The staff of the SEC has made a preliminary determination to recommend that the SEC file a civil action against the Company for certain securities violations. The staff's recommendation is based on the Company's overstatement of income and assets in financial statements filed with Forms 10-KSB and 10-QSB for the periods ended September 30, 1994 through March 31, 1996 and its failure to maintain a system of internal controls and accurate books and records.

         The events at issue in the SEC's investigation relate entirely to the Company's prior management, all of whom have resigned from all of their positions with the Company. In 1996, when it joined the Company, current management reviewed the Company's financial statements and took corrective steps to sell certain assets and to write down or completely write off of a number of the Company's venture capital investments and loans to several start-up companies, including those at issue in the SEC's investigation. The Company continues to cooperate fully with the Commission and intends to seek a prompt and efficient resolution to this matter.

         Burden Litigation. As previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, D. Frick and Tammy F. Burden filed a Complaint against the Company in the United States District Court for the District of Maine. The Complaint was based on certain actions of the Company beginning in 1992, at which time the Company was acting through its president, James F. Vigue, in connection with the formation and administration of a trust holding certain assets of the plaintiffs and the management of such assets. On July 16, 1999, the parties reached an agreement through mediation to settle the lawsuit. Pursuant to the agreement, the parties are required to keep the terms of the settlement confidential.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended June 30, 1999.

Item 5.  Other Information

         None.

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


                                           FIRSTMARK CORP.



Date:  August 20, 1999                     /s/ Donald V. Cruickshanks
                                           -------------------------------------
                                           Donald V. Cruickshanks
                                           President and Chief Executive Officer



Date:  August 23, 1999                     /s/ Ronald C. Britt
                                           -------------------------------------
                                           Ronald C. Britt
                                           Chief Financial Officer