Form 10QSB
period 1999-09-30
FIRSTMARK CORP /ME/
filed 1999-11-15
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

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

                5,329,876 shares of common stock, par value $0.20
                 per share, outstanding as of September 30, 1999

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS

                                                                                                          Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                           September 30, 1999 and December 31, 1998..........................................3

                  Condensed Consolidated Statements of Operations
                           Nine Months and Three Months Ended
                           September 30, 1999 and 1998.......................................................5

                  Condensed Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 1999 and 1998.....................................6

                  Notes to Condensed Consolidated Financial Statements.......................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operation..........................................................8


Part II.      Other Information

         Item 1.  Legal Proceedings.........................................................................12

         Item 2.  Changes in Securities and Use of Proceeds.................................................12

         Item 3.  Defaults Upon Senior Securities...........................................................12

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................12

         Item 5.  Other Information.........................................................................12

         Item 6.  Exhibits and Reports on Form 8-K..........................................................12


                         PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

-------------------------------------------------------------------------------

ASSETS

                                                      September 30, 1999          December 31, 1998*
                                                      ------------------          ------------------
                                                            (Unaudited)

Cash and cash equivalents                                    $4,619,928               $    53,575

Receivables:
     Receivables - related parties                               48,062                    48,062
     Receivables - interest and other                             2,567                     2,703
                                                            -----------                ----------

         Total receivables                                       50,629                    50,765
                                                            -----------                ----------

Notes receivable:
     Notes receivable - net                                      62,790                    25,290
     Notes receivable - related parties                           9,773                     9,773
                                                            -----------                ----------

         Total notes receivables                                 72,563                    35,063
                                                            -----------                ----------

Investments:
     Marketable securities                                       98,287                   139,112
     Venture capital investments - net                          274,728                   424,728
     Real estate and other investments                          569,192                   613,653
                                                            -----------                ----------

         Total investments                                      942,207                 1,177,493
                                                            -----------                ----------

Other assets:
     Property, plant and equipment - net                          9,703                    11,260
     Deferred tax asset - net of valuation allowance            310,560                   296,680
     Other assets                                                26,055                    11,603
                                                            -----------                ----------

         Total other assets                                     346,318                   319,543
                                                            -----------                ----------

Net assets of discontinued title insurance operations                --                 6,189,261
                                                            -----------                ----------

TOTAL ASSETS                                                $ 6,031,645                $7,825,700
                                                            ===========                ==========

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   September 30, 1999          December 31, 1998*
                                                                   ------------------          ------------------
                                                                         (Unaudited)

LIABILITIES:
     Accounts payable and other liabilities                          $       154,704           $       215,333
     Borrowed funds                                                               --                   565,000
     Deferred tax liability                                                  323,870                   296,680
     Related party payable                                                       --                    114,712
                                                                        ------------              ------------

         Total liabilities                                                   478,594                 1,191,725
                                                                        ------------              ------------


STOCKHOLDERS' EQUITY:
     Preferred stock, Series A, $0.20 par value
       authorized 250,000 shares; issued 57,000 shares
       (liquidation preference $2,280,000)                                    10,700                    11,400
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 5,501,430 shares                          1,100,286                 1,100,286
     Additional paid-in capital - preferred                                2,023,589                 2,162,889
     Additional paid-in capital - common                                  11,393,686                11,432,709
     Retained earnings (deficit)                                         (8,250,127)               (7,353,293)
     Treasury stock, at cost - 189,387 and
       181,554 shares, respectively                                        (700,472)                 (737,528)
     Net accumulated comprehensive income -
       net of taxes                                                         (24,591)                    17,512
                                                                        ------------              ------------

         Total stockholders' equity                                        5,553,071                 6,633,975
                                                                        ------------              ------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                               $  6,031,645              $  7,825,700
                                                                        ============              ============


*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

-------------------------------------------------------------------------------

                                                              Nine Months Ended              Three Months Ended
                                                                September 30,                   September 30,
                                                             1999            1998           1999            1998
REVENUES
    Interest and dividends                                    $148,068        $ 49,768        $71,778        $ 20,121
    Investment gains                                                --          21,523             --             834
                                                             ---------       ---------      ---------       ---------

          Total revenues                                       148,068          71,291         71,778          20,955
                                                             ---------       ---------      ---------       ---------

EXPENSES
    Employee compensation and benefits                          18,600          82,698             --          26,800
    Write-offs of loans and investments                        202,000              --             --              --
    General and administrative expenses                        790,285         378,674        243,759         114,337
    Interest expense                                             8,995          38,215             --          11,775
                                                             ---------       ---------      ---------       ---------


          Total expenses                                     1,019,880         499,587        243,759         152,912
                                                             ---------       ---------      ---------       ---------

          Loss from continuing operations before
          income taxes                                       (871,812)       (428,296)      (171,981)       (131,957)

INCOME TAX (BENEFIT) EXPENSE                                        --         (7,816)             --         (2,769)
                                                             ---------       ---------      ---------       ---------

         Net loss from continuing operations                 (871,812)       (420,480)      (171,981)       (129,188)

DISCONTINUED OPERATIONS
       Income from discontinued operations - net of
       tax                                                      80,596         585,570             --         207,483
       Loss from disposal of discontinued operations
       net of tax                                              (5,118)              --             --              --

NET INCOME (LOSS)                                            (796,334)         165,090      (171,981)          78,295
                                                             ---------       ---------      ---------       ---------

Other comprehensive loss - net of tax
       Unrealized holding gains (losses) arising
     during period                                            (42,103)        (31,272)         25,835        (22,015)
       Less:  Reclassification adjustment for gain
     included in net income                                         --         (9,997)             --              --


Other comprehensive loss                                      (42,103)        (41,119)         25,835        (22,015)
                                                             ---------       ---------      ---------       ---------

COMPREHENSIVE INCOME (LOSS)                                  (838,437)         123,971      (146,146)          56,580

PREFERRED STOCK DIVIDEND                                       100,500         102,600         32,100          34,200
                                                             ---------       ---------      ---------       ---------

NET LOSS APPLICABLE TO COMMON SHARES                        $(938,937)       $  21,371     $(178,246)       $  22,080
                                                            ==========       =========     ==========       =========

Loss per common share - basic and diluted                   $   (0.18)       $  (0.00)     $   (0.03)       $  (0.00)
                                                            ==========       =========     ==========       =========

Weighted - average number of shares outstanding              5,321,012       5,299,876      5,323,246       5,299,876
                                                             =========       =========      =========       =========

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

-------------------------------------------------------------------------------

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                 1999                  1998
                                                                                 ----                  ----
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
     Net loss from continuing operations                                  $    (871,812)        $    (420,480)
     Adjustments to reconcile net loss to net cash
       used by operating activities
         Depreciation and amortization                                             1,557                 3,973
         Amortization of goodwill                                                     --                35,197
         Write-offs of loans and investments                                     202,000                    --
         Gain on sale of securities                                                   --              (14,946)
         Other noncash items                                                      10,065              (33,012)
         Changes in assets and liabilities:
           Decrease (increase) in:
              Accounts receivable                                                    136               252,334
              Notes receivable                                                  (37,500)                41,043
              Prepaid expenses and other current assets                         (14,452)              (26,319)
           Increase (decrease) in:
              Accounts payable                                                  (60,629)             (109,120)
              Accounts payable to related party                                (114,712)                54,472
                                                                             -----------         -------------

         Net cash used by operating activities                                 (885,347)             (216,858)
                                                                             -----------         -------------

Cash flows from Investing Activities
     Decrease (increase) in real estate investments                              (7,539)               (7,690)
     Proceeds from sale of securities                                                 --                85,314
     Decrease in venture capital investments                                          --               172,605
                                                                             -----------         -------------

         Net cash provided (used) by investing activities                        (7,539)               250,229
                                                                             -----------         -------------

Cash flows from Financing Activities
     Preferred stock dividends                                                 (100,500)             (102,600)
     Purchase of preferred stock                                               (140,000)                    --
     Proceeds from borrowings                                                    115,000                    --
     Repayments of borrowed funds                                              (680,000)             (100,000)
                                                                             -----------         -------------

         Net cash used by financing activities                                 (805,500)             (202,600)
                                                                             -----------         -------------

         Cash Used by Continuing Operations                                  (1,698,386)             (169,229)

Discontinued Operations:
     Proceeds from sale of discontinued operations,
       net of transaction costs paid                                           6,242,738                    --
     Other                                                                        22,001                15,125
                                                                             -----------         -------------

         Cash Provided (Used) by Discontinued Operations                       6,264,739                15,125
                                                                             -----------         -------------

Net change in cash and cash equivalents                                        4,566,353             (154,104)
                                                                             -----------         -------------

Cash and cash equivalents, beginning of period                                    53,575               290,037
                                                                             -----------         -------------

Cash and cash equivalents, end of period                                     $ 4,619,928         $     135,933
                                                                             -----------         -------------

Cash payments for interest                                                   $     8,995         $      77,480
                                                                             ===========         =============

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

-------------------------------------------------------------------------------

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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations

                      Nine Months Ended September 30, 1999
                Compared to Nine Months Ended September 30, 1998

Continuing Operations

         Interest and dividends revenue amounted to approximately $148,000 in the current period compared to $50,000 in the comparable period of the prior year. The increase is principally the result of investment of the net proceeds from the sale of the title insurance operations, which were received in the first quarter of this year. Investment gains amounted to approximately $21,000 for the period ended September 30, 1998 (none for the current period).

         Operating expenses and general and administrative expenses increased by approximately $318,000 during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase is primarily the result of the Company recording a provision of approximately $404,000 for the loss from certain claims related to prior management that were settled through mediation through September 30, 1999. In addition, increased legal and accounting fees were offset by reductions in interest expense and the Company's obligation under a severance agreement with a former director of the Company. The reduction in interest expense was due principally to the payoff of the Company's 9% convertible notes payable in March of this year. Write-offs of loans and investments amounted to $202,000 in the first nine months of 1999, whereas there were no write-offs in the comparable period of 1998. The write-offs, all of which occurred in the second quarter of this year, pertain to a portion of the Company's venture capital investment in a

Canadian company, which has filed for bankruptcy protection in order to reorganize, and a real estate investment, where the Company is negotiating a potential sale.

Discontinued Operations

         As previously disclosed, the title insurance operations were sold as of March 5, 1999. Accordingly, the condensed consolidated statement of operations included herein includes operating results for the title insurance operations through that date in the current period while the nine months ended September 30, 1998 include such results for the entire nine months. The decrease in income from discontinued operations is principally due to the 1998 period representing approximately seven more months of operations than the 1999 period. Further discussion of changes in title insurance revenues and operating and other expenses is not considered meaningful herein.

                      Three Months Ended September 30, 1999
                Compared to Three Months Ended September 30, 1998

Continuing Operations

         Interest and dividends revenue amounted to approximately $72,000 in the current quarter compared to $20,000 in the comparable quarter of the prior year. The increase is principally the result of investment of the net proceeds from the sale of the title insurance operations, which were received in the first quarter of this year. Investment gains amounted to less than $1,000 for the quarter ended September 30, 1998 (none for the current quarter).

         Operating expenses and general and administrative expenses increased by approximately $91,000 during the current quarter compared to the prior year quarter. This increase is primarily the result of the Company recording a provision of approximately $172,000 for the loss from certain claims related to prior management that were settled through mediation through September 30, 1999. The provision was offset by reductions in legal and accounting fees, interest expense and the Company's obligation under a severance agreement with a former director of the Company. The reduction in interest expense was due principally to the payoff of the Company's 9% convertible notes payable in March of this year.

Discontinued Operations

         See  related   discussion  above  for  the  nine  month  periods.   The
discontinued operations were sold in March of this year. Accordingly, there were no discontinued operations for the quarter ended September 30, 1999.

Liquidity and Capital Resources

         As of September 30, 1999, the Company had cash and cash equivalents of approximately $4.6 million. The Company's cash and cash equivalents remain at a level expected to exceed its obligations in the foreseeable future.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  The Company is involved in litigation from time to time in the ordinary course of business. Except as previously disclosed in the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999, the Company is not involved in any litigation outside the ordinary course of business.

Item 2.           Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.

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


                                                FIRSTMARK CORP.



Date: November 15, 1999                /s/ Donald V. Cruickshanks
                                       ----------------------------------------
                                       Donald V. Cruickshanks
                                       President and Chief Executive Officer



Date: November 15, 1999                /s/ Ronald C. Britt
                                       ----------------------------------------
                                       Ronald C. Britt
                                       Chief Financial Officer