Form 10KSB
period 1999-12-31
FIRSTMARK CORP /ME/
filed 2000-04-06
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

         The issuer's revenues for the fiscal year ended December 31, 1999 were $177,737.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average high and low prices of such stock on March 30, 2000 was $3,165,809.

         The number of shares outstanding of Common Stock, as of March 30, 2000 was 5,322,043.

                                TABLE OF CONTENTS

                                     PART I

                                                                                    Page
                                                                                    ----

Item 1.           Description of Business.............................................3

Item 2.           Description of Property............................................10

Item 3.           Legal Proceedings..................................................11

Item 4.           Submission of Matters to a Vote of Security Holders................12


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters...........12

Item 6.           Management's Discussion and Analysis of Financial Condition

                  and Results of Operation...........................................13

Item 7.           Financial Statements...............................................16

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.............................17


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..................17

Item 10.          Executive Compensation.............................................18

Item 11.          Security Ownership of Certain Beneficial Owners and Management.....19

Item 12.          Certain Relationships and Related Transactions.....................19

Item 13.          Exhibits, List and Reports on Form 8-K.............................20


                                     PART I

Item 1.           Description of Business

General

         Firstmark Corp. (the "Company") was incorporated in Maine on October 28, 1982. Until March 5, 1999, the Company was principally engaged in the business of issuing title insurance through a subsidiary, Southern Title Insurance Corporation ("STIC"). See "Recent Developments -- Sale of STIC." Until January 24, 1997, the Company also actively traded public stocks and bonds and provided financial consulting services to a select number of individuals and institutions. See "-- Business and Operational Development."

Business and Operational Development

         Acquisition of STIC. In June 1996, Southern Capital Corp. ("SCC"), the former parent company of STIC, was merged with and into Southern Capital Acquisition Corporation, a Virginia corporation ("SCAC"). As part of the merger, the shareholders of SCC received 40,000 shares of the Company's Series B, cumulative, non-voting preferred stock, par value $.20 per share (the "Series B Preferred Stock"). The Series B Preferred Stock was not convertible by the holders, but could be converted by the Company, subject to approval by the Federal Communications Commission ("FCC"), into not less than 2,000,000 shares of the Company's common stock, par value $.20 per share (the "Common Stock"), subject to adjustment if the market price of the Common Stock is less than $4.00 per share at the time of conversion. The Series B Preferred Stock began accruing dividends on January 1, 1997 and, if not converted by the Company sooner, would have been redeemable at the option of the holders at a price of $200 per share after June 30, 1998. The Series B Preferred Stock was converted into shares of Common Stock in October 1997.

         Until  March  5,  1999,  SCAC,   through  its  subsidiary,   STIC,  was
principally engaged in the business of issuing title insurance. SCAC also reviews investment opportunities for its own account.

         Board Review of Company Operations. At the end of 1996, the Company reviewed its financial condition and determined to reduce its operating expenses by closing several of its unprofitable operations. The Board of Directors also determined that it was important to improve the Company's liquidity by converting non-cash assets to cash and, if possible, extending the maturity of some or all of the Company's convertible notes, which, if not extended, were due on April 21, 1997.

         Based on these conclusions, the Company devised a plan intended to help it achieve its short-term goals of reducing expenses and improving liquidity, consistent with its clients' interests and its contractual obligations.

         Sale of Subsidiaries and Resignation of Officers. Effective January 24, 1997, the Company transferred the stock of three subsidiaries, Firstmark Capital Corp., Firm Investment Corp. and Firstmark Properties, Inc. to Ivy L. Gilbert. These subsidiaries conducted the operations that the Company decided to discontinue. At the time of the transfers, Firstmark Capital Corp. had total assets of approximately $156,000 and net assets of approximately $56,000; Firm Investment Corp. had total assets of approximately $47,000 and net assets of approximately $47,000, and Firstmark Properties, Inc. had total assets of approximately $1,000 and net assets of approximately $1,000. When the stock of the subsidiaries was transferred to Ms. Gilbert, she resigned as an officer and employee of the Company. Ms. Gilbert agreed to serve the Company as a consultant until July 1997. In addition to the transfer of the subsidiaries, Ms. Gilbert received $30,000, payable over six months, for her services as a consultant and an additional $28,500 for other assistance relating to the extension of the maturity of $585,000 of the Company's convertible notes. Ms. Gilbert assigned the right to receive the payments for her services as a consultant to Firstmark Capital Corp.

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

         In addition, in connection with their respective resignations, both Mr. Vigue and Ms. Gilbert, as officers of the Company, cancelled their employment agreements with the Company. Both agreements were for three-year terms that commenced on May 17, 1996, with renewals by mutual consent of the parties for successive terms of one year each. Under the agreements, Mr. Vigue and Ms. Gilbert were each entitled to base compensation of $120,000 per year and additional compensation based on any fees or commissions that he or she generated as employees of the Company and its subsidiaries.

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

         Conversion of Series B Preferred Stock. On February 25, 1997, in a special meeting of the Company's shareholders, the Company presented two proposals that would allow for the conversion of the Series B Preferred Stock. These two proposals were:

         (1) an amendment to the Company's Articles of Incorporation to increase the amount of authorized Common Stock from 5,000,000 to 30,000,000 shares and

         (2) an amendment to the Company's Articles of Incorporation to opt out of Section 910 of the Maine Business Corporation Act.

         The shareholders approved both proposals, which are described in further detail in the Company's definitive Proxy Statement for a Special Meeting of Stockholders, filed with the Securities and Exchange Commission on February 5, 1997.

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

         The Series B Preferred Stock entitled the holders to dividends beginning January 1, 1997 and, with the approval of the conversion, dividends no longer accrued after March 12, 1997. The preferred stock dividend accrued to that date ($3.16 per share) was paid on August 13, 1997. Additionally, the approval of the conversion of the Series B Preferred Stock eliminated the obligation to establish a sinking fund beginning April 1, 1997, for the redemption of such stock.

         Extension of Notes. In March 1997, holders of $585,000 of the Company's 8% convertible notes due April 21, 1997 agreed to extend the maturity date of the indebtedness evidenced by these notes to March 1, 1999 at an interest rate of nine percent. This amount represented approximately 57% of the $1,035,000 of such notes outstanding. As of March 1, 1999, all of these extended notes were paid in full by the Company. The holders of the remaining $450,000 of notes redeemed their notes in April 1997.

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

         In April 1998, Mr. and Mrs. Coogan resigned from the Board of Directors. In May 1998, Steven P. Settlage, the President and a director of three real estate development and consulting firms in the Richmond, Virginia area, was appointed to the Board of Directors. In November 1998, Mr. Vigue and Ms. Gilbert resigned from the Board of Directors and George H. Morison, the President and Chief Operating Officer of Patient First Corporation, a provider of primary medical care based in Richmond, Virginia, was appointed to the Board of Directors.

Sale of STIC

         On March 5, 1999, the Company sold all of the issued and outstanding capital stock of Investors Southern Corporation ("ISC") (the "Asset Sale") pursuant to a Stock Purchase Agreement by and among the Company, SCAC, ISC and STIC and Old Guard Group, Inc., a Pennsylvania corporation ("Old Guard"), dated as of December 2, 1998 (the "Stock Purchase Agreement").

         The Company is the parent company of SCAC, which owned all of the outstanding shares of the capital stock of ISC prior to the Asset Sale. ISC is a holding company and owns all of the outstanding shares of the capital stock of STIC, a title insurance company, as well as several other entities conducting activities related to the title insurance and settlement business. As a result of the Asset Sale, ISC and STIC, the Company's principal operating subsidiary, became wholly owned subsidiaries of Old Guard.

         The purchase price paid by Old Guard consists of two components: cash paid upon the consummation of the Asset Sale and a three year earn-out to be paid, if earned, in cash in 2000, 2001 and 2002. Upon the consummation of the Asset Sale, Old Guard paid to SCAC $6.75 million by wire transfer of immediately available funds. In addition, in 2000, 2001 and 2002, SCAC will receive additional cash payments based on the pre-tax net income of ISC and its subsidiaries, including STIC, for each of the fiscal years ending December 31, 1999, 2000 and 2001. Such earn-out payments will be paid in cash within 90 days following the end of each such fiscal year and will be in an amount equal to 25% of (i) the pre-tax net income of ISC and its subsidiaries, including STIC, for such fiscal year less (ii) the cumulative net loss of ISC and its subsidiaries, if any, during all such prior fiscal years. The Company has qualified for but not yet received an earn-out payment in the amount of approximately $174,000 for the fiscal year ended December 31, 1999.

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

         Donald V. Cruickshanks, President and Chief Executive Officer of the Company, will continue to serve as President and Chief Executive Officer of STIC.

Current Operations

         The Company is no longer engaged in the title insurance business formerly conducted by STIC. In addition, the Company has liquidated most of its venture capital and real estate assets reflected in its financial statements at the time of the acquisition of SCC in 1996. The remaining investments in real estate, venture capital investments and other marketable securities totaled approximately $418,000, $65,000 and $73,000, respectively, as of December 31, 1999. The Company continues to liquidate these investments. Furthermore, since the Asset Sale, all funded debt and various other liabilities -- including settlement of certain litigation matters -- have been repaid.

         Since March 5, 1999, the Company has devoted substantial effort through its officers and directors to acquire operating assets of unaffiliated businesses and/or merge with an unaffiliated operating business. The Company is committed to becoming engaged in operating businesses as expeditiously as possible and, in this connection, has had numerous meetings to identify and evaluate acquisition/merger candidates. Following the Asset Sale, the Company commenced studies and discussions relating to its acquiring or merging with such businesses and, as of the date hereof, has considered a number of candidate companies. In addition, the Company is currently engaged in ongoing studies and/or discussions with several potential acquisition/merger candidates. However, no agreements have been reached.

         During 1999, management also resolved several cases asserted against the Company resulting from the conduct of the Company's management prior to the acquisition of SCC in 1996. The financial uncertainty occasioned by the civil litigation matters made it difficult to conclude any sort of transaction with a target company. Litigation made it difficult to predict the financial resources available for an acquisition. Much of this litigation was not resolved until the second half of 1999.

         The Company continues to hold the proceeds from the Asset Sale so as to preserve the maximum value of its assets and to await the potential receipt of additional earn-out payments for the fiscal years ended December 31, 2000 and 2001 from Old Guard.

Related Industry Segments

         The following description is a summary of the Company's historical operations by industry segment.

Title Insurance

         Until their sale to Old Guard on March 5, 1999, the title insurance-related subsidiaries derived their revenues from policy premiums and other related fees for title abstracts, binder preparations and escrow closings. Title insurance policies are issued to buyers of real property and secured real property lenders. These policies customarily insure against title defects, liens and encumbrances that are not specifically exempted in the policy. Title insurance differs from other types of insurance because it is related to past events that affect title to the property at the time of closing and not to unforeseen future events. Revenues were generated from 11 directly, indirectly and/or partially owned and operated offices as well as from an agency network of over 100 agents. The majority of these revenues were generated in Ohio and Virginia. The sales and marketing efforts of STIC were generally targeted at the residential housing and commercial real estate markets.

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

         The following lists the subsidiaries of ISC, a subsidiary of the Company until its sale to Old Guard on March 5, 1999 (see "-- Sale of STIC"), and the services that they provide. ISC served as the holding company for the Company's title insurance and related operations.

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

                  This subsidiary performs title examinations and abstracts. Title examinations and abstracts involve the researching of court and other land records to find the status of title to that particular property.

         Glasgow Enterprises Corp.             Acquired:  1996

                  This subsidiary is involved in title agency joint ventures with various partners. These joint ventures and the percentage of ownership are as follows:

                  Ashburn Title Services, L.C.                         55%
                  Express Title Services, LLC                          51%
                  Southern Title of Ohio, Inc.                         75%
                  Southern Title of Ohio, Limited                      75%
                  Southern Title of the Peninsula, LLC                 70%
                  Southern Title of North Carolina, LLC                70%
                  Southern Agency, LC                                  70%
                  Southern Title of Roanoke, LLC                       33%
                  TBD Settlement LLC                                   50%

         Southern Title Services, Inc.         Acquired:  1996

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

         The following lists three of the Company's former subsidiaries, which were transferred to Ms. Gilbert, effective January 24, 1997, and the services that they provided:

         Firstmark Capital Corp.               Acquired:  June 1982

                  Firstmark Capital Corp. was the Company's financial planning subsidiary and offered investment management services to affiliated partnerships by serving as general partner. The subsidiary also offered investment management, financial planning, estate and tax planning and insurance planning. The subsidiary's revenues were derived from charging fees and receiving commissions on various products. The subsidiary had been in business since 1972 and was a Federally
         Registered Investment Advisory firm, with two certified financial planners and five financial advisors.

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

Employees

         As of December 31, 1999, the Company and its subsidiaries had no employees. The Company's President and Chief Executive Officer and its Chief Financial Officer both serve as consultants to the Company and receive a consulting fee for their services.

Significant Customers

         Prior to the sale of the Company's title insurance-related subsidiaries to Old Guard on March 5, 1999, the Company did not receive more than 10% of its business or revenues from any single customer.

Company Operations -- Title Insurance

         Competition. The title insurance business is very competitive. Competition is based primarily on price, service and expertise. Competition within the title insurance industry has increased as new local and regional title insurance operations as well as national companies are vying for market share. Title insurance underwriters also compete for agents on the basis of service and commission levels.

         Insured Risk and Loss Reserves. The insured risk or "face amount" of insurance under a title insurance policy is generally equal to either the purchase price of the property or the amount of the loan secured by the property. The insurer is responsible for the cost of defending claims against the insured title. The insurer's actual exposure at any time is significantly less than the total face amount of policies in force because the risk on an owner's policy is often reduced over time as a result of subsequent transfers of the property and the reissuance of title insurance by other title insurance underwriters and the coverage of the lender's policy is reduced and eventually terminated as a result of payment of the mortgage loan. Because of these factors, there is no practical way to ascertain the total contingent liability of a title underwriter on outstanding policies.

         In the ordinary course of business, STIC represents and defends the interests of their insureds and provides on its books for estimated losses and loss adjustment expenses. In recent years the cost of defending policy claims has increased. Title insurers are also sometimes subject to claims arising outside the insurance contract, such as for alleged negligence in search, examination or closing, alleged improper claims handling and alleged bad faith. The damages alleged in such claims may exceed the stated liability limits of the policies involved.

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

         Regulation. The title insurance businesses, like those of other insurance companies, are subject to comprehensive, detailed regulation in the jurisdictions in which they do business. Such regulation is primarily for the protection of policyholders rather than for the benefit of investors. Although their scope varies from place to place, insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the conduct of the insurance business. These powers include the licensing of companies and agents to transact business, the imposition of monetary penalties for rules violations, varying degrees of control over premium rates, the forms of policies offered to customers, financial statements, periodic reporting, permissible investments and adherence to financial standards relating to surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

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

         Reinsurance. STIC reinsures portions of title insurance risks with unaffiliated insurance companies under reinsurance treaties (or reinsurance treaty agreements). In such reinsurance agreements, the reinsurer accepts that part of the risk which STIC, as the primary insurer, decides not to retain, in consideration for a portion of the premium. Generally, STIC enters into traditional reinsurance arrangements to diversify its risk and to limit loss exposure on risks that exceed STIC's self-imposed policy retention limits. These limits are considered prudent by STIC's management and were well below the limits allowed by statute during the period that STIC was an indirect subsidiary of the Company. STIC, however, remains liable to the insureds for the total risk, whether or not the reinsurer meets its obligations.

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

Item 2.           Description of Property

Corporate Real Estate

         Prior to January 24, 1997, the Company leased its executive and administrative offices, consisting of approximately 4,000 square feet of commercial space located in Waterville, Maine, from the Pinnacle Investment Group ("Pinnacle"), a group consisting of four individuals, one of whom was an officer of the Company. This facility was leased from Pinnacle under a fifteen year lease terminating on December 31,

2003. The lease was renewable and negotiable after five years. Effective January 24, 1997, Firstmark Capital Corp. assumed the lease obligation. The Company owned the parcel of land on which its administrative offices were located. On January 27, 1997, Pinnacle purchased the land for $55,000. For further information, see Item 1., "Description of Business -- Business and Operational Development," above.

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

Investment Real Estate

         Investments in real estate were made in the past for possible development of the property or immediate resale. The majority of the real estate owned by the Company is either developed or undeveloped raw land. All of the Company's real estate holdings are currently being marketed. In January 1997, the Company sold a single-family housing unit that was acquired in connection with the moving of an employee.

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

         The Company's current management is aware, or has also been advised by counsel for the Company's prior management, that the Company may be in the future the subject of civil litigation claims that have been threatened by certain individuals who are or may have been shareholders of the Company or customers of FIC, FCC or the Company. The Company believes that any basis for such actions would arise from the conduct of prior management, but it has insufficient information to assess whether any such claims, if asserted, would have any merit. The Company has engaged counsel to make an assessment of these threatened claims. The Company will vigorously defend any such claims that may be asserted against it.

         As the Company has previously reported, the Securities and Exchange Commission investigated possible securities violations by the Company and its former subsidiaries relating entirely to the Company's prior management, all of whom have resigned from all of their positions with the Company. The SEC filed an enforcement action against the Company and such action was subsequently settled by the Company's tender of an offer of settlement and its acceptance by the SEC, which then issued a cease-and-desist order. At no time did the SEC impose any financial penalty upon the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the period covered by this report.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         Since May, 1999, the Company's common stock has traded on the OTC Bulletin Board under the symbol "FIRM." Prior to then, the Company's common stock was listed on the Nasdaq SmallCap MarketSM. Effective April 27, 1999, the shares of common stock were delisted from the Nasdaq SmallCap MarketSM for failing to maintain a minimum bid price of $1.00 per share.

         The following table sets forth, for the quarters indicated, the high and low sales prices for the common stock and per share dividends for the periods indicated.

                                                             Bid Information
                                                       High ($)          Low ($)

Fiscal Year Ended December 31, 1998

         1st quarter...............................      0.81              0.25
         2nd quarter...............................      2.75              0.63
         3rd quarter...............................      2.13              0.56
         4th quarter...............................      1.06              0.38

Fiscal Year Ended December 31, 1999

         1st quarter...............................      1.50              0.63
         2nd quarter...............................      1.12              0.12
         3rd quarter...............................      0.60              0.02
         4th quarter...............................      0.38              0.18

         As of March 24, 2000, there were approximately 322 record holders of Common Stock.

         The Company has never declared any cash dividends on the Common Stock and any future payment of dividends is solely in the discretion of the Board of Directors and is dependent upon the earnings and financial condition of the Company and such other factors as the Board of Directors from time to time may deem relevant.


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

         On March 5, 1999, the Company sold ISC and its subsidiaries, including STIC, to Old Guard for $6.75 million in cash and a three year earn-out in cash based on the pre-tax net income of ISC and its subsidiaries, including STIC, for each of the fiscal years ending December 31, 1999, 2000 and 2001. See Item 1., "Description of Business -- Sale of STIC," above. Generally accepted accounting principles ("GAAP") required that the Company reflect the effects of the transaction as of December 31, 1998, including the loss on disposal, and segregate continuing operations from discontinued operations. Accordingly, with respect to the year ended December 31, 1999, the discontinued operations are included in the financial statements for the period (approximately two months) from January 1, 1999 to March 5, 1999, the effective date of the sale to Old Guard was executed. With respect to the year ended December 31, 1998, the discontinued operations are included in the financial statements for the entire year.

Results of Operations

   Fiscal Year Ended December 31, 1999 vs. Fiscal Year Ended December 31, 1998

Continuing Operations

         Investment gains (losses) amounted to approximately $(18,000) and $22,000 for the years ended December 31, 1999 and 1998, respectively. The loss for the current year relates to the sale of one parcel of real estate whereas the net gains in the prior year were primarily the result of gains on the sales of marketable securities. Interest and dividends revenue increased approximately $147,000 to $196,000 in 1999 as compared to $49,000 in 1998. The increase in the current year was principally attributable to investment of the net proceeds from the sale of ISC and its subsidiaries.

         Operating expenses and general and administrative expenses increased by approximately $210,000 during the current year compared to the prior year. This increase was primarily the result of an approximately $379,000 increase in losses from matters related to prior management that were settled in mediation, which was offset by decreases in employee compensation and benefits ($90,000), amortization ($45,000) and interest expense ($40,000) due to the sale of ISC in March 1999. Legal fees decreased from $233,000 to $227,000 but remained higher than normal due to an investigation by the Securities and Exchange Commission for matters relating to prior management. Reserves and writeoffs of loans and investments decreased by $537,000 to $627,000 in 1999 compared to $1,164,000 in 1998. Reserves and writeoffs in the current year included $360,000 relating to the Company's remaining venture capital investments, $197,000 pertaining to the Company's real estate holdings, $48,000 relating to receivables from related parties (primarily limited partnerships in which Firstmark is a limited partner) and $22,000 pertaining to other receivables. While some of these investments may increase in value in the future, the reserves and writeoffs were considered appropriate at this time because currently available information indicated a deterioration in values or there was a lack of reliable information supporting our carrying values for those investments.

Discontinued Operations

         Title insurance premiums for 1999 (approximately two months) amounted to approximately $1.7 million, compared to premiums of approximately $10.0 million for the full year of 1998. Abstract related income amounted to $518,000 for the two months of the current year compared to $3.8 million for the full year of 1998. Interest and dividends revenue amounted to $32,000 and $270,000 for the two months of 1999 and the prior year, respectively. Other revenues were $65,000 and $404,000 for the respective periods presented. In general, the title insurance and other discontinued operations continued to benefit in the first two months of the current year from the favorable interest rate environment that was in effect for all of 1998.

         Operating expenses and general and administrative expenses for the two months of 1999 amounted to approximately $2.1 million compared to $13.5 million for the full year of 1998. Commissions to agents and salaries and employee benefits amounted to $790,000 and $888,000, respectively, for the two months of 1999. Those same categories amounted to $4.5 million and $5.4 million, respectively, for the year ended December 31, 1998. Southern's provision for policy claims (loss expense) was only $68,000 for the two months of 1999 compared with $1.1 million for 1998. The 1998 expense included an increase of $400,000 in the incurred but not reported (IBNR) claims liability, which management agreed to as an element of the transaction with Old Guard.

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

         Operating expenses and general and administrative expenses decreased by approximately $360,000 during 1998 compared to 1997. This decrease is primarily the result of the elimination of employee compensation and benefits and other expenses associated with the resignations of former officers of the Company and the transfer of several subsidiaries to a former officer in 1997, which was offset in part by increased legal fees pertaining to the investigation by the Securities and Exchange Commission and other matters pending against the Company, which have since been settled in mediation. Reserves for and write-offs of loans and investments increased by $619,000 to $1,164,000 in 1998 compared to $545,000 in 1997. Reserves and write-offs in 1998 included primarily $450,000 relating to the Company's investments in Champion, approximately $309,000 pertaining to marketable securities (where the investments were considered to have permanent diminutions in value), $156,000 relating to two of the Company's remaining venture capital investments and $210,000 pertaining to its real estate holdings. While some of these investments may increase in value in the future, reserves and write-offs were considered appropriate at this time because currently available information indicated a deterioration in values or there was a lack of reliable information supporting the Company's carrying values for those investments.

Discontinued Operations

         Title insurance revenues for 1998 increased to approximately $13.8 million, an increase of approximately $3.0 million or 28% compared to title insurance revenues of approximately $10.8 million in 1997. Approximately $1.7 million of the increase was attributable to increases in title insurance premiums earned due to the favorable interest rate environment, which has generated a significant number of refinancings in the residential and commercial markets, and continued growth in new and existing markets. Abstract related income increased approximately $1.3 million during the same period. Investment gains decreased to approximately $7,000 for 1998 compared to net gains of $21,000 in the prior year. Interest and dividends revenue decreased approximately $50,000 to $270,000 for 1998 as compared to $320,000 for 1997. The decrease was primarily the result of a one-time dividend of approximately $94,000 received in the prior year.

         Operating expenses and general and administrative expenses increased $2.2 million or 19.5% from 1997 to 1998. The increase is primarily due to increases in commissions paid to agents and increases in the costs for searches, examinations and abstracts. Commissions paid to agents in 1998 increased $517,000 or 13.0%, which is consistent with the increase in agency premiums earned of 17.0% over 1997. Employee compensation and benefits increased approximately $1.1 million or 25.0% in 1998 due primarily to expanding operations at the affiliate level. STIC's loss expense increased $557,000 to $1,060,000 in 1998 from $502,000 in 1997. The increase was primarily the result of an increase of

$400,000 in the incurred but not reported (IBNR) claims liability, which management agreed to as an element of the transaction with Old Guard.

Liquidity and Capital Resources

         As a result of the sale of Investors Southern and its related subsidiaries, the Company received $6.75 million from Old Guard on March 5, 1999. After payment of transaction-related costs, retirement of the Company's 9% Convertible Notes Payable and retirement of borrowings against the Company's $500,000 line of credit, the Company retained approximately $5.4 million to invest. At December 31, 1999, the Company had cash and cash equivalents of approximately $4.5 million, which is expected to exceed its obligations as they become due. The Company did not renew the $500,000 line of credit with First Union National Bank due to the level of cash and cash equivalents on hand.

Year 2000 Issues

         Year 2000 issues relate primarily to the inability of certain computerized devices (hardware, software and equipment) to process year-dates properly after 1999. Many existing computer programs have been written using only two digits to define an applicable year rather than four digits. Accordingly, on January 1, 2000, many date-sensitive programs and devices may have recognized a date using the two digits "00" as the year 1900 rather than the year 2000. This situation could have resulted in inaccurate processing of data, erroneous results or other system failures.

         As a result of the identification and assessment of the Company's Year 2000 issues and the subsequent implementation of procedures to address any potential problem areas, the Company is not aware of any problems it has experienced in processing transactions to date in the year 2000.

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," established standards for the reporting and presentation of comprehensive income, which is divided into net income and other comprehensive income. Other comprehensive income items are to be classified by their nature and by their related accumulated balances in the appropriate financial statements of a company. Generally, other comprehensive income includes transactions not typically recorded as a component of net income such as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain debt and equity securities. SFAS 130 requires that such items be presented with equal prominence on a comparative basis in the appropriate financial statements for fiscal years beginning after December 15, 1997. Accordingly, the Company began complying with SFAS 130 at the start of its 1998 fiscal year.

         Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," establishes standards and disclosure requirements for the manner in which companies report information about operating segments, including related product information, both in annual and interim reports issued to stockholders. Operating segments are components of a company about which separate financial information is available and which are used in determining resource allocations and performance results. Information such as segment net earnings, appropriate revenue and expense items and certain balance sheet items are required to be presented and such amounts are required to be reconciled to the Company's combined financial information. This standard is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. The Company is complying with the methodologies and reporting established by SFAS 131.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS No. 137"). FAS No. 137 amends FAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of adopting FAS No. 133.

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


Item 7.           Financial Statements



         The following financial statements are filed as a part of this report following Item 13 below:

         Independent Auditors' Report

         Financial Statements

                  Consolidated Balance Sheets, December 31, 1999 and 1998

                  Consolidated Statements of Operations, Years Ended December 31, 1999 and 1998

                  Consolidated Statements of Stockholders' Equity, Years Ended December 31, 1999 and 1998

                  Consolidated Statements of Cash Flows, Years Ended December 31, 1999 and 1998

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

                                    PART III

Item 9.           Directors, Executive  Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors

         Donald V. Cruickshanks, 42, has been President and Chief Executive Officer of the Company since January 24, 1997 and has been a Director since June 1996. Mr. Cruickshanks served as President of SCC from 1992 through 1996, and has served as President and Chief Executive Officer of STIC since 1984. Mr. Cruickshanks is also Chairman of STIC and President of Southern Abstractors Corporation, Southern Title Agency Corporation, Glasgow Enterprises Corp. and Southern Title Services, Inc., all of which are subsidiaries of ISC. He received his undergraduate degree from Randolph Macon College in 1979.

         George H. Morison, 55, has been a director since November 1998. Mr. Morison has served as President and Chief Operating Officer of Patient First Corporation, a provider of primary medical care based in Richmond, Virginia, since 1986. Mr. Morison received his undergraduate degree from the University of Virginia in 1968 and his M.A. from Virginia Polytechnic Institute & State University in 1977.

         Steven P. Settlage, 48, has been a director since May 1998. Mr. Settlage has served as President and Director of Rowe Development Company, a commercial real estate development company in Richmond, Virginia, since 1988, as President and Director of Phoenix Ventures, Ltd., a real estate investment and consulting firm in Richmond, Virginia, since 1992, and as President and Director of Tascon Group, Inc., a residential real estate development company in Richmond, Virginia, since 1996. From 1995 to 1997, he also served as Chairman of Zone Management, Inc., an entertainment company in Richmond, Virginia. Mr. Settlage received his undergraduate degree from Vanderbilt University and his J.D. degree from Washington and Lee University.

Executive Officers Who Are Not Directors

         Ronald C. Britt, 48, has been Chief Financial Officer and Treasurer of the Company since May 1997. Prior to his engagement by the Company, Mr. Britt was self-employed as an accounting and business consultant. He is a certified public accountant and has over 15 years experience in public accounting. Mr. Britt is a 1974 graduate of the University of Virginia.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and any persons who own more than 10% of the Company's Common Stock, to file with the Commission reports of ownership and changes in ownership of the Company's Common Stock. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during fiscal year 1999, all filing requirements applicable to its officers and directors were complied with.

Item 10.          Executive Compensation

Executive Compensation

         The following table summarizes the compensation paid or accrued to the Chief Executive Officer of the Company for the last three fiscal years in all capacities in which he served the Company and its subsidiaries.

                           Summary Compensation Table

                                                      Annual Compensation
                                                      -------------------

Name and                                                            Other Annual
Principal Position                 Year     Salary ($)  Bonus ($)   Compensation
------------------                 ----     ----------  ---------   ------------
                                                                         ($)
Donald V. Cruickshanks, President   1999(1)   24,167      25,952       93,000
  and Chief Executive Officer       1998     140,000      61,637         (2)
                                    1997     135,000       6,436         (2)

-----------------
 (1) Amounts for 1999 include salary and bonus paid by STIC during the period prior to its sale on March 5, 1999. Amounts also include a bonus of $75,000 and monthly consulting fees of $2,000 paid by the Company following the sale of STIC.

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

Stock Options

         There were no stock options granted to or exercised by the executive officer named in the "Summary Compensation Table" above during the year ended December 31, 1999.

Director Compensation

         Messrs. Morison and Settlage receive a fee of $500 for each meeting of the Board of Directors that they attend, including travel expenses. Messrs. Morison and Settlage also received grants of 10,000 shares of Common Stock each for their service as directors and as consultants to the Company prior to their respective appointments to the Board of Directors. Mr. Cruickshanks does not receive any compensation for his service on the Board of Directors.


Item 11.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management and Certain Beneficial Owners

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 30, 2000 by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each nominee and director of the

Company, and (iii) all of the directors and executive officers of the Company as a group. For the purposes of the following table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Exchange Act, under which, in general, a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct disposition of the security or if he or she has the right to acquire beneficial ownership of the security within 60 days. Except as otherwise indicated (i) each stockholder identified in the table possesses sole voting and investment power with respect to his shares and
(ii) the mailing address of each individual is Firstmark Corp., P.O. Box 1398, Richmond, Virginia 23218.

Name                                              Common Stock          Percent
----                                              ------------          -------

Donald V. Cruickshanks                               1,065,995            20.1%
George Morison                                          10,000             0.2%
Steven P. Settlage                                      12,600             0.2%

All Directors and executive officers as a
   group (4 persons)                                 1,088,595            20.5%

The H. William Coogan Irrevocable Trust              1,162,903            21.9%
Susan C. Coogan (1)
   c/o Davenport & Company LLC
   P.O. Box 85678
   Richmond, Virginia  23285

H. William Coogan, Jr.                               1,001,389            18.9%
   1251 Avenue of the Americas, 51st Floor
   New York, New York  10020

-----------------
(1)      Ms. Coogan is sole trustee of The H. William Coogan Irrevocable Trust.


Item 12.          Certain Relationships and Related Transactions

         STIC and H. William Coogan, Jr., a five percent owner of Common Stock and formerly a director of the Company, were parties to an agreement dated January 2, 1998 (the "Coogan Agreement"). Pursuant to the Coogan Agreement, Mr. Coogan agreed to terminate his employment contract with STIC as of December 31, 1997 and forego a lump sum payment of $270,000 payable upon such termination in return for STIC's agreement to pay Mr. Coogan $311,000 over a three-year period commencing January 2, 1998. Such payments took the form of monthly payments of $8,639, less applicable withholdings, a portion of which could have been applied to health insurance, disability coverage and a leased automobile. STIC's obligation to make such monthly payments terminates on December 31, 2000. As a condition to the sale of the Company's title insurance-related subsidiaries to Old Guard on March 5, 1999, the Company was required to satisfy STIC's remaining obligations under the Coogan Agreement or provide security for the payment of the monthly benefits otherwise due to Mr. Coogan under the Coogan Agreement. The Company satisfied STIC's remaining obligations under the Coogan Agreement with a cash payment of $165,573 to Mr. Coogan on March 11, 1999.

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

(b)      Reports on Form 8-K.

         None.

                                       FIRSTMARK CORP. AND SUBSIDIARIES

                                       Consolidated Financial Statements for the
                                       Years Ended December 31, 1999 and 1998,
                                       and Independent Auditors' Report

FIRSTMARK CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

-------------------------------------------------------------------------------


                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                 23

FINANCIAL STATEMENTS FOR THE YEARS ENDED
     DECEMBER 31, 1999 AND 1998:


     Consolidated Balance Sheets                                          24-25

     Consolidated Statements of Operations                                   26

     Consolidated Statements of Stockholders' Equity                         27

     Consolidated Statements of Cash Flows                                28-29

     Notes to Consolidated Financial Statements                           30-48

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Firstmark Corp.

We have audited the accompanying consolidated balance sheets of Firstmark Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company sold its principal subsidiary to the Old Guard Group, Inc. on March 5, 1999.

DELOITTE & TOUCHE LLP


Richmond, Virginia
March 30, 2000

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

ASSETS                                                                                 1999          1998

Cash and cash equivalents                                                           $4,541,344   $   53,575

Receivables:
    Receivables - trade, net                                                           186,398        2,703
    Receivables - related parties                                                         --         48,062
                                                                                    ----------   ----------

                      Total receivables                                                186,398       50,765
                                                                                    ----------   ----------

Notes receivable:
    Notes receivable - net                                                                --         25,290
    Notes receivable - related parties                                                    --          9,773
                                                                                    ----------   ----------

                      Total notes receivable                                              --         35,063
                                                                                    ----------   ----------

Investments:
    Marketable securities                                                               72,828      139,112
    Venture capital investments - net                                                   65,000      424,728
    Real estate and other investments                                                  418,433      613,653
                                                                                    ----------   ----------

                      Total investments                                                556,261    1,177,493
                                                                                    ----------   ----------

Other assets:
    Property, plant, and equipment - net                                                 9,183       11,260
    Deferred tax asset - net of valuation allowance                                     19,428      296,680
    Other assets                                                                        20,739       11,603
                                                                                    ----------   ----------

                      Total other assets                                                49,350      319,543
                                                                                    ----------   ----------

Net assets of discontinued title insurance operations                                     --      6,189,261
                                                                                    ----------   ----------

TOTAL ASSETS                                                                        $5,333,353   $7,825,700
                                                                                    ==========   ==========


See notes to consolidated financial statements.

--------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY                                    1999           1998

LIABILITIES:

    Accounts payable and other liabilities                                          $   88,252   $  215,333
    Borrowed funds                                                                        --        565,000
    Deferred tax liability                                                              19,428      296,680
    Related party payable                                                                 --        114,712
                                                                                    ----------   ----------

                      Total liabilities                                                107,680    1,191,725
                                                                                    ----------   ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, Series A, $0.20 par value - authorized,
        250,000 shares issued:  1999 - 53,500 and 1998 - 57,00
        (liquidation preference:  1999 - $2,140,000 and 1998 - $2,280,000)              10,700       11,400
    Common stock, $0.20 par value - authorized
        30,000,000 shares; issued, 5,501,430                                         1,100,286    1,100,286
    Additional paid-in capital - preferred                                           2,023,589    2,162,889
    Additional paid-in capital - common                                             11,358,400   11,432,709
    Retained earnings (deficit)                                                     (8,569,964)  (7,353,293)
    Treasury stock, at cost - 179,387 and
        181,554 shares, respectively                                                  (663,486)    (737,528)
    Net accumulated comprehensive income -
        net of taxes                                                                   (33,852)      17,512
                                                                                    ----------   ----------

                      Total stockholders' equity                                     5,225,673    6,633,975
                                                                                    ----------   ----------






TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                            $5,333,353   $7,825,700
                                                                                    ==========   ==========


FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                                         1999               1998
REVENUES:
    Investment gains (losses)                                                          $   (17,779)   $    21,523
    Interest and dividends                                                                 195,516         48,625
                                                                                       -----------    -----------
                          Total revenues                                                   177,737         70,148
                                                                                       -----------    -----------
EXPENSES:
    Employee compensation and benefits                                                      18,600        108,977
    Write-offs of loans and investments                                                    627,059      1,164,355
    General and administrative expenses                                                    855,882        536,381
    Interest expense                                                                         8,995         49,363
                                                                                       -----------    -----------
                          Total expenses                                                 1,510,536      1,859,076
                                                                                       -----------    -----------

                          Loss from continuing operations before income taxes           (1,332,799)    (1,788,928)

INCOME TAX (BENEFIT) EXPENSE                                                                  --         (103,848)
                                                                                       -----------    -----------
                          Net loss from continuing operations                           (1,332,799)    (1,685,080)

DISCONTINUED OPERATIONS:
    Income from discontinued operations - net of tax                                       122,115        432,776
    Gain (loss) from disposal of discontinued operations - net of tax                      126,613     (3,239,119)
                                                                                       -----------    -----------
                          Net income (loss) from discontinued operations                   248,728     (2,806,343)
                                                                                       -----------    -----------

NET LOSS                                                                                (1,084,071)    (4,491,423)

PREFERRED STOCK DIVIDEND                                                                  (132,600)      (136,800)
                                                                                       -----------    -----------

NET LOSS APPLICABLE TO COMMON SHARES                                                    (1,216,671)    (4,628,223)
                                                                                       -----------    -----------

OTHER COMPREHENSIVE INCOME (LOSS) - NET OF TAX:
    Unrealized holding gains (losses) arising during period                                (51,364)        20,125
    Less:  Reclassification adjustment for gains included in net income                       --          192,377
                                                                                       -----------    -----------
                          Other comprehensive income (loss)                                (51,364)       212,502
                                                                                       -----------    -----------

COMPREHENSIVE LOSS APPLICABLE TO COMMON SHARES                                         $(1,268,035)   $(4,415,721)
                                                                                       ===========    ===========

Basic and diluted earnings (loss) per common share:

    Loss from continuing operations                                                    $     (0.28)   $     (0.34)
    Discontinued operations                                                                   0.05          (0.53)
                                                                                       -----------    -----------

Net loss                                                                               $     (0.23)   $     (0.87)
                                                                                       ===========    ===========

Comprehensive loss applicable to common shares                                         $     (0.24)   $     (0.83)
                                                                                       ===========    ===========

Weighted-average number of shares outstanding                                          $ 5,315,878    $ 5,303,684
                                                                                       ===========    ===========

See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                  Additional                  Additional
                                                                    Paid-In                        Paid-In
                                                                   Capital -      Preferred        Capital -
                                                     Common         Common         Stock -        Preferred
                                                     Stock           Stock        Series A          Stock

BALANCE, JANUARY 1, 1998                          $  1,100,286   $ 11,498,331    $     11,400    $  2,162,889

    Net loss                                              --             --              --              --

    Treasury stock issued                                 --          (65,622)           --              --

    Reclassification adjustment for gains
        included in income                                --             --              --              --

    Net change in unrealized gain on securities
        available for sale                                --             --              --              --

    Preferred dividends paid                              --             --              --              --
                                                  ------------   ------------    ------------    ------------

BALANCE, DECEMBER 31, 1998                           1,100,286     11,432,709          11,400       2,162,889

    Net loss                                              --             --              --              --

    Treasury stock issued                                 --          (74,309)           --              --

    Treasury stock purchased                              --             --              --              --

    Preferred stock purchased                             --             --              (700)       (139,300)

    Net change in unrealized gain on securities           --             --              --              --
        available for sale

    Preferred dividends paid                              --             --              --              --
                                                  ------------   ------------    ------------    ------------

BALANCE, DECEMBER 31, 1999                        $  1,100,286   $ 11,358,400    $     10,700    $  2,023,589
                                                  ============   ============    ============    ============

                                                                                   Accumulated
                                                     Retained                          Other
                                                     Earnings        Treasury      Comprehensive
                                                     (Deficit)        Stock          Income             Total

BALANCE, JANUARY 1, 1998                          $ (2,725,070)   $   (818,773)   $   (194,990)   $ 11,034,073

    Net loss                                        (4,491,423)           --              --        (4,491,423)

    Treasury stock issued                                 --            81,245            --            15,623

    Reclassification adjustment for gains
        included in income                                --              --            20,125          20,125

    Net change in unrealized gain on securities
        available for sale                                --              --           192,377         192,377

    Preferred dividends paid                          (136,800)           --              --          (136,800)
                                                  ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1998                          (7,353,293)       (737,528)         17,512       6,633,975

    Net loss                                        (1,084,071)           --              --        (1,084,071)

    Treasury stock issued                                 --            77,609            --             3,300

    Treasury stock purchased                              --            (3,567)           --            (3,567)

    Preferred stock purchased                             --              --              --          (140,000)

    Net change in unrealized gain on securities           --           (51,364)        (51,364)
        available for sale

    Preferred dividends paid                          (132,600)           --              --          (132,600)
                                                  ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1999                        $ (8,569,964)   $   (663,486)   $    (33,852)   $  5,225,673
                                                  ============    ============    ============    ============

See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                        1999            1998
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss from continuing operations                                 $(1,332,799)   $(1,685,080)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Deferred income taxes                                                  --         (103,848)
    Depreciation and amortization                                         2,077          5,131
    Amortization of goodwill                                               --           44,933
    Write-down of investments                                           359,728        664,170
    Write-down of real estate                                           196,937        210,000
    Write-down of note receivable                                          --           28,529
    Loss on sale of assets                                               17,779           --
    Gain recognized on available for sale securities                       --           (7,402)
    Other than temporary adjustment                                        --          308,523
    Changes in assets and liabilities:
        Decrease (increase) in:
            Accounts receivable                                          (9,297)        24,600
            Net decrease in notes receivable                             25,290         12,020
            Net decrease in notes receivable from related parties         9,773         40,527
            Other assets                                                 (9,136)         1,042
            Advances to related parties                                  48,062           --
            Refundable income taxes                                        --          248,776
        Increase (decrease) in:
            Accounts payable and other liabilities                     (127,086)        21,961
            Accounts payable to related party                          (114,712)       (18,101)
                                                                    -----------    -----------

                      Net cash used by operating activities            (933,384)      (204,219)
                                                                    -----------    -----------


                                                                     (Continued)

FIRSTMARK CORP. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                                        1999            1998

INVESTING ACTIVITIES:
    Proceeds from sale of real estate                                                    12,522           --
    Proceeds from available-for-sale securities                                            --           79,362
    Proceeds from payments of venture capital loans                                        --          139,647
    Purchase of available-for-sale securities                                              --           (1,592)
    Purchase of real estate and other investments                                       (32,018)       (13,985)
                                                                                    -----------    -----------

                          Net cash provided (used) by investing activities              (19,496)       203,432
                                                                                    -----------    -----------

FINANCING ACTIVITIES:
    Repayment of convertible notes                                                     (485,000)          --
    Proceeds from borrowed funds                                                        115,000         80,000
    Payments on borrowed funds                                                         (195,000)      (100,000)
    Issuance of treasury stock                                                            3,300         15,625
    Purchase of treasury stock                                                           (3,567)          --
    Purchase of preferred stock                                                        (140,000)          --
    Preferred stock dividends                                                          (132,600)      (136,800)
                                                                                    -----------    -----------

                           Net cash used by financing activities                       (837,867)      (141,175)
                                                                                    -----------    -----------

CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                        (1,790,747)      (141,962)
                                                                                    -----------    -----------

DISCONTINUED OPERATIONS:
    Net proceeds from sale                                                            6,278,516           --
    Operating activities                                                                   --         (225,620)
    Investing activities                                                                   --          219,085
    Financing activities                                                                   --          (87,965)
                                                                                    -----------    -----------

CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS                                       6,278,516        (94,500)
                                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                              4,487,769       (236,462)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             53,575        290,037
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                              $ 4,541,344    $    53,575
                                                                                    ===========    ===========


See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations - Firstmark Corp. and its subsidiaries, based in Richmond, Virginia, are engaged primarily in the management of its real estate and venture capital investments. Until March 5, 1999, the Company was also engaged in issuing title insurance policies in the Mid Atlantic Region of the United States. See "Sale of Principal Subsidiary" below.

      Sale of Principal Subsidiary - On March 5, 1999, Firstmark Corp. sold all of the issued and outstanding capital stock of Investors Southern Corporation ("ISC") pursuant to an agreement between Firstmark Corp., Southern Capital Acquisition Corporation ("SCAC"), ISC, Southern Title Insurance Corporation ("STIC") and Old Guard Group, Inc. ("Old Guard") dated December 2, 1998.

      Firstmark Corp. is the parent company of SCAC, which owned all of the outstanding shares of the capital stock of ISC prior to the sale. ISC is a holding company and owns all of the outstanding shares of the capital stock of STIC, a title insurance company, as well as several other entities conducting activities related to the title insurance and settlement business. As a result of the transaction ISC and STIC, Firstmark's principal operating subsidiary, became wholly owned subsidiaries of Old Guard. The results of operations of ISC have been reported separately as discontinued operations in the accompanying financial statements (see Note 3).

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

      Real Estate - Investment real estate is stated at the lower of cost or estimated net realizable value, less cost of disposal. Sales of units of a real estate development project are recorded when the buyer's down payment is sufficient, collectibility of the receivable is reasonably assured, and the Company has completed substantially all development related to the property sold. Costs of individual units sold are determined by allocating total costs based on the relative fair value of the units.

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

      Intangible Assets - Goodwill represents the excess of purchase price over net assets acquired, and was amortized on a straight line basis over 5 to 20 years from the date of acquisition until the sale of ISC, which was recorded as of December 31, 1998.

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

      Earnings (Loss) Per Common Share - Basic earnings per share (EPS) is computed by dividing net income, less required dividends on redeemable preferred stock, by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares outstanding during the year, including the dilutive effect of all potential common shares. Basic earnings (loss) per common share is equivalent to diluted earnings per common share as a result of the antidilutive per share effect of losses from continuing operations.

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

      Statement of Financial Accounting Standards No. 131 (SFAS 131). "Disclosures about Segments of an Enterprise and Related Information," establishes standards and disclosure requirements for the way companies report information about operating segments, including related product information, both in annual and interim reports issued to stockholders. Operating segments are components of a company about which separate financial information is available and which are used in determining resources allocations and performance results. Information such as segment net earnings, appropriate revenue and expense items and certain balance sheet items are required to be presented, and such amount are required to be reconciled to the Company's combined financial information. This standard is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. The Company has adopted methodologies for reporting in compliance with SFAS 131.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS No. 137"). FAS No. 137 amends FAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of adopting FAS No. 133.

2.    ACQUISITIONS

      Southern Capital Corp. - In June of 1996, Southern Capital Corp. ("SCC"), a Virginia corporation, was merged into SCAC, which was acquired by the Company. As part of the acquisition, the shareholders of SCC received 40,000 shares of the Company's Series B, cumulative, non-voting, mandatorily redeemable preferred stock, par value $.20 per share. The mandatorily redeemable preferred stock began accruing dividends after January 1, 1997. On April 2, 1997 the mandatorily redeemable preferred stock along with accrued dividends was converted into 3,230,286 shares of common stock. Additionally, the approval of the conversion of the Series B Preferred Stock eliminated an obligation to establish a sinking fund beginning April 1, 1997, for the redemption of such stock. The conversion of the Series B mandatorily redeemable preferred stock required certain amendments to the Company's Articles of Incorporation which were approved by the Company's shareholders at a special meeting of shareholders held on February 25, 1997.

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

3.    DISCONTINUED OPERATIONS

      As discussed in Note 1, the Company sold its wholly-owned subsidiary ISC to Old Guard. The purchase price paid by Old Guard consists of two components: cash paid in the amount of $6,750,000 upon consummation of the transaction on March 5, 1999 and a three year earn-out to be paid in cash within 90 days of $3,239,119 the end of each of the fiscal years ending December 31, 1999, 2000, and 2001. The earn-out payment will be in an amount equal to 25% of the pre-tax net income of ISC and subsidiaries for such fiscal years less the cumulative net loss of ISC and its subsidiaries during all such prior years. As the three year earn-out was contingent on future earnings of the Discontinued Title Insurance Operations as of December 31, 1998, the calculation of the loss on disposal for 1998 considered only the cash payment of $6,750,000 as proceeds from the sale. Accordingly, the Company recognized a loss on disposal of a segment of its business in the amount of $3,239,119 as of December 31, 1998. The loss includes the excess of Net Assets of Discontinued Title Insurance Operations over net cash received in an amount of $2,235,636. The loss also includes the write off of goodwill, which resulted from the June

      1996 acquisition of SCC in the amount of $915,119 and prepaid legal fees in the amount of $88,364 as of December 31, 1998. The gain on disposal of the Discontinued Title Insurance Operations in 1999 includes an accrual for the first year of the earn-out provision ($174,398) less certain additional expenses of the sale.

      The assets and liabilities of the title insurance business are classified in the Company's consolidated balance sheet as "Net Assets of Discontinued Title Insurance Operations" and consist of the following:

INVESTORS SOUTHERN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998

--------------------------------------------------------------------------------

ASSETS                                                                 1998

Cash and cash equivalents                                          $  3,208,446
Receivables                                                           1,416,632
Investments                                                           1,812,559
Title plants                                                          3,563,008
Property and equipment - net                                            721,795
Deferred tax asset                                                      933,441
Other assets                                                            173,665
                                                                   ------------

TOTAL ASSETS                                                       $  3,208,446
                                                                   ============


LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:

    Accounts payable and other liabilities                         $    572,943
    Borrowed funds                                                      407,440
    Reserve for title policy claims                                   1,490,825
    Deferred tax liability                                              933,441
                                                                   ------------

                      Total liabilities                               3,404,649
                                                                   ------------

STOCKHOLDER'S EQUITY:
    Common stock                                                      1,004,218
    Additional paid-in capital                                        8,779,167
    Retained deficit                                                 (1,373,649)
    Accumulated other comprehensive income, net of taxes                 15,161
                                                                   ------------

                      Total stockholder's equity                      8,424,897
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $ 11,829,546
                                                                   ============

      The net income from operations of the title insurance business is reflected in the Company's consolidated statement of operations as "Income from Discontinued Operations" and is summarized as follows:


INVESTORS SOUTHERN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIOD FROM JANUARY 1, 1999 TO MARCH 5, 1999 AND
YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                         1999           1998
REVENUES:

    Title insurance premiums earned                  $  1,685,550    $ 10,101,954
    Title insurance premiums ceded                        (19,602)        (47,243)
                                                     ------------    ------------

                      Net title insurance premiums      1,665,948      10,054,711

    Abstract related income                               518,082       3,753,826
    Investment gains                                         --             7,399
    Interest and dividends                                 31,571         270,351
    Other revenues                                         65,150         404,200
                                                     ------------    ------------

                      Total revenues                    2,280,751      14,490,487
                                                     ------------    ------------

EXPENSES:

    Commissions to agents                                 789,845       4,488,725
    Salaries and employee benefits                        887,978       5,408,843
    Provision for policy claims                            67,723       1,059,682
    General and administrative expenses                   371,612       2,577,963
    Minority interest                                      41,478         528,124
                                                     ------------    ------------

                      Total expenses                    2,158,636      14,063,337
                                                     ------------    ------------

INCOME BEFORE INCOME TAX BENEFIT                          122,115         427,150

INCOME TAX EXPENSE (BENEFIT)                                 --            (5,626)
                                                     ------------    ------------

NET INCOME                                           $    122,115    $    432,776
                                                     ============    ============


4.    INVESTMENTS

      The following is a summary of the Company's investments:

                                                                 Continuing Operations
                                                                -----------------------
                                                                  1999         1998


Marketable securities:
    Available-for-sale                                          $   72,828   $  139,112
                                                                ----------   ----------

Venture capital investments:
    Loans                                                             --        324,728
    Preferred stocks                                                65,000      100,000
                                                                ----------   ----------

                      Total venture capital investments             65,000      424,728
                                                                ----------   ----------

Real estate investments:
    Real estate owned                                              200,311      315,357
    Other real estate investments                                  208,913      289,087
                                                                ----------   ----------

                      Total real estate investments                409,224      604,444
                                                                ----------   ----------

Other investments:
    Stamp investments                                                7,000        7,000
    Art pieces                                                       2,209        2,209
                                                                ----------   ----------
                      Total other investments                        9,209        9,209
                                                                ----------   ----------

                      Total real estate and other investments      418,433      613,653
                                                                ----------   ----------



Total Investments - Continuing Operations                       $  556,261   $1,177,493
                                                                ==========   ==========


                                                                Discontinued
                                                                 Operations
                                                                ------------
                                                                    1998

      Marketable securities:
          Available-for-sale:
              Common stocks                                      $   75,748
              Preferred stocks                                      137,250
          Held to maturity:
              Bonds and notes                                     1,470,410
                                                                 ----------

                           Total marketable securities            1,683,408

      Other investments:
          Common stocks                                               5,100
                                                                 ----------

      Total Investments - Discontinued Operations                $1,688,508
                                                                 ==========

      Marketable Securities

      Securities held to maturity and available for sale are as follows:


                                            Continuing Operations
                                              December 31, 1999
                          ------------------------------------------------------------
                                         Gross            Gross           Estimated
                                      Unrealized       Unrealized           Fair
                          Cost           Gains           Losses             Value

      Available-for-sale:
          Common stocks    $135,545       $17,956          $80,673           $ 72,828
                           ========       =======          =======           ========



                                               December 31, 1998
                          ------------------------------------------------------------
                                         Gross            Gross           Estimated
                                      Unrealized       Unrealized           Fair
                          Cost           Gains           Losses             Value

      Available-for-sale:
          Common stocks    $135,545       $ 3,964          $   397           $139,112
                           ========       =======          =======           ========


      There were no sales of investments available for sale for the year ended December 31, 1999. Proceeds from sales of investments available for sale were $79,362 for the year ended December 31, 1998. Gross gains of $7,402 were realized for the year ended December 31, 1998. There were no losses realized on the sale of marketable securities during the years ended December 31, 1999 and 1998. During 1998 the Company realized losses in the amount of $308,523 as a result of a write-down due to other than temporary impairment of marketable securities.


                                               Discounted Operations
                                                  December 31, 1998
                               -----------------------------------------------------------
                                                  Gross            Gross        Estimated
                                Amortized       Unrealized       Unrealized       Fair
                                  Cost            Gains            Losses         Value

Available-for-sale:
    Common stocks              $   70,027       $   11,221       $    5,500     $   75,748
    Preferred stocks              120,000           17,500              250        137,250
                               ----------       ----------       ----------     ----------

                                  190,027           28,721            5,750        212,998
Held-to-maturity:
    Bonds and notes             1,470,410           18,764            1,726      1,487,448
                               ----------       ----------       ----------     ----------

                      Total    $1,660,437       $   47,485       $    7,476     $1,700,446
                               ==========       ==========       ==========     ==========

      There were no sales of investments available for sale for the period from January 1, 1999 through March 5, 1999. Proceeds from sales of investments available for sale were $17,979 for the year ended December 31, 1998. Gross gains of $4,081 were realized for the year ended December 31, 1998. There were no losses recognized for the year ended December 31, 1998.

      The contractual maturities of bonds and notes as of December 31, 1998 are as follows:

                                                       Discontinued Operations
                                                     ---------------------------
                                                           December 31, 1998

                                                     Amortized         Market
                                                       Cost             Value


Due in 1 year or less                                $  525,025       $  525,391
Due after 1 year through 5 years                        945,385          962,887
                                                     ----------       ----------

                                                     $1,470,410       $1,488,278
                                                     ==========       ==========



      Venture Capital Investments - The Company has provided loans and venture capital to several start up companies. Due to the uncertainty of the ability of these companies to become operational and the inability to determine the recoverability of the investments, the Company has written down several of these investments. Total write-downs of these investments in the years ended December 31, 1999 and 1998, were $359,728 and $606,250, respectively.

      Real Estate Investments - Real estate investments include seasonal cottages, lots that are located on or near Maine lakes, a residential lot in Maine, and ocean side lots in Nova Scotia. These properties are currently being marketed. One lot was sold in 1999 at a loss of $17,779. There were no sales of real estate for the year ended December 31, 1998.

      The Cumberland Ledges investment is a 67% interest in Cumberland Ledges joint venture, which owns an undeveloped parcel of commercial real estate in Cumberland, Maine. The Falmouth Hills investment is a 50% general partnership interest in Falmouth Hills Limited Partnership, which owns approximately 200 acres of raw residential land in Falmouth, Maine.

      The Company periodically reevaluates its real estate investments and adjusts their values in conjunction with a plan to market them more aggressively. Total write-downs during the years ended December 31, 1999 and 1998, amounted to $196,937 and $210,000, respectively.

5.    NOTES RECEIVABLE

      The Company makes certain business and accommodation loans to its customers and others. These loans are secured by real estate, insurance policies, and other assets of the borrower to the extent deemed necessary by the Company. Most of the Company's loans are due from customers residing in Maine.

      The following is a summary of notes receivable - net:

                                                       1999              1998

Business loans                                       $ 29,832          $ 80,063
Less reserve for loan losses                          (29,832)          (45,000)
                                                     --------          --------

Total notes receivable - net                         $   --            $ 35,063
                                                     ========          ========

6.    PROPERTY, PLANT, AND EQUIPMENT

      The following is a summary of property, plant and equipment - net:

                                                          Continuing Operations
                                                         -----------------------
                                                           1999           1998

Furniture, fixtures, and equipment                        $34,706        $34,706

    Less:  Accumulated depreciation                        25,523         23,446
                                                          -------         ------

Total property, plant, and equipment - net                $ 9,183        $11,260
                                                          =======        =======

      Depreciation charged to operations was $2,077 and $5,131 for the years ended December 31, 1999 and 1998, respectively.


                                                                    Discontinued
                                                                     Operations
                                                                    ------------
                                                                        1998

Land and land improvements                                            $   68,500
Building                                                                 364,433
Furniture, fixtures, and equipment                                     1,585,571
Leasehold improvements                                                   178,864
Property under capital lease                                             168,217
                                                                      ----------
                                                                       2,365,585

    Less:  Accumulated depreciation                                    1,643,790
                                                                      ----------

Total property, plant, and equipment - net                            $  721,795
                                                                      ==========

      Depreciation charged to operations was $27,026 and $190,625 for the period from January 1, 1999 to March 5, 1999 and the year ended December 31, 1998, respectively.

7.    BORROWINGS


                                                                          Continuing Operations
                                                                         -----------------------
                                                                           1999          1998
The convertible  notes payable were due March 1, 1999,
    and carried  interest at 9%, the notes were convertible into common stock of the Company at $5.00 per share;
    in addition,  the Company had the right to call the notes at par value plus a 5% call premium (The notes were
    subsequently paid in March 1999)                                     $   --          $485,000


Bank line of credit, with interest paid monthly at LIBOR rate
    plus 2%, balance due on demand or at August 31, 1999                     --            80,000
                                                                         --------        --------

Total borrowings                                                         $   --          $565,000
                                                                         ========        ========



                                                                                       Discontinued
                                                                                        Operations
                                                                                       ------------
                                                                                           1998
Bankline of credit, unsecured, quarterly principal payments
    of $12,500, plus monthly interest, balance due on demand
    or at October 31, 1999, the expiration date of the line
    (interest at the 30 day LIBOR rate plus 2%)                                          $387,500

Capital lease obligations                                                                  19,940
                                                                                         --------

Total borrowings                                                                         $407,440
                                                                                         ========


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

      The future minimum lease payments, which were assumed by Old Guard as part of the March 5, 1999 transaction, under the capital leases as of December 31, 1998, are as follows:




Total lease payments                                                                      $25,515
Less:  Amount representing interest                                                         5,575
                                                                                          -------

Present value of future minimum lease payments                                            $19,940
                                                                                          =======

8.       INCOME TAXES

      The following is a summary of income tax expense (benefit):

1998                                                 Continuing Operations
                                            -----------------------------------
                                             Current     Deferred        Total

Federal                                     $    --      $(103,848)   $(103,848)
State                                            --           --           --
                                            ---------    ---------    ---------

                                            $    --      $(103,848)   $(103,848)
                                            =========    =========    =========





1998                                              Discontinued Operations
                                             Current      Deferred       Total
                                            -----------------------------------
Federal                                     $    --      $  (5,626)   $  (5,626)
State                                            --           --           --
                                            ---------    ---------    ---------

                                            $    --      $  (5,626)   $  (5,626)
                                            =========    =========    =========


      There is no current or deferred income tax expense for the year ended December 31, 1999. The actual tax expense (benefit) differs from the expected tax benefit (computed at the U.S. federal corporate tax rate of 34.0% applied to earnings before income taxes) for the following reasons:

                                                        Continuing Operations
                                                          1999         1998

Expected tax expense (benefit)                          $(453,152)   $(608,236)
Valuation allowance                                       453,152      504,332
Other                                                        --             56
                                                        ---------    ---------

                                                        $    --      $(103,848)
                                                        =========    =========

                                                                   Discontinued
                                                                     Operations
                                                                     ---------
                                                                        1998

Expected tax expense (benefit)                                       $ 140,556
Realization of a valuation allowance                                  (130,925)
Other                                                                  (15,257)
                                                                      --------
                                                                     $  (5,626)
                                                                     =========

      The tax effects of each type of significant item that gives rise to the deferred taxes are:

                                                              Continuing Operations
                                                               1999           1998
Deferred Tax Asset:
    Allowance for loan losses                              $    11,336    $    17,100
    Net unrealized loss on investments                         506,757        366,928
    Net unrealized loss on real estate                         314,314        235,913
    Net operating loss carryforwards                           595,000      1,601,237
    Net unrealized loss on securities available for sale         8,223           --
    Other                                                       17,305         17,305
                                                           -----------    -----------

Deferred tax asset                                           1,452,935      2,238,483
    Less:  Valuation allowance                              (1,433,507)    (1,941,803)
                                                           -----------    -----------

Net deferred tax asset                                     $    19,428    $   296,680
                                                           ===========    ===========

Deferred Tax Liability:
    Net unrealized gain on securities available for sale   $      --      $     1,213
    Unrealized gain on sale of subsidiaries                       --          275,900
    Depreciation                                                 1,992          2,131
    Other                                                       17,436         17,436
                                                           -----------    -----------

    Deferred tax liability                                 $    19,428    $   296,680
                                                           ===========    ===========


                                                                          Discontinued
                                                                           Operations
                                                                          ------------
                                                                             1998

Deferred Tax Asset:
    Allowance for loan losses                                             $    38,000
    IBNR reserve                                                              453,570
    Net operating loss carryforwards                                         (426,085)
                                                                          -----------

Deferred tax asset                                                        $    65,485
                                                                          ===========

Deferred Tax Liability:
    Premium reserve                                                       $   860,776
    Net unrealized gain on securities available for sale                        7,810
    Depreciation                                                               64,855
                                                                          -----------

    Deferred tax liability                                                    933,441
    Less:  Valuation allowance                                                867,956
                                                                          -----------

Net deferred tax asset                                                    $      --
                                                                          ===========


      During the year ended December 31, 1999 and 1998, the Company recorded a valuation allowance of $1,433,507 and $1,941,803, respectively on the net deferred tax assets to reduce the total amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

      The Company has net operating loss carryforwards of approximately $1.7 million for federal income tax purposes, which expire beginning in 2012.

9.    RELATED PARTY TRANSACTIONS

      Related party balances include receivables and advances from related parties arising in the normal course of business. Interest at the current rate is charged on notes, and no interest is charged on advances. Notes receivable are substantially secured by real estate mortgages.

                                               1999      1998

      Interest bearing notes:
          Employees and independent agents    $ --     $  9,773
                                              ------   --------

      Advances to related parties:
          Limited partnerships in operation   $ --     $ 48,062
                                              ------   --------

10.   CASH FLOW INFORMATION

      Cash paid for interest and income taxes is as follows:


                                                1999       1998

      Interest                                $8,995   $101,810
                                              ======   ========

11.   PREFERRED STOCK

      At December 31, 1999 and 1998, the Company had 53,500 and 57,000 shares, respectively, of nonvoting Series A Preferred Stock outstanding. Each Series A share was issued with ten attached warrants which allow for the purchase of common stock at $6.00 per share within three years of date of issue. Since all of the Series A Preferred Stock was issued prior to June 30, 1995, the warrants have expired. The stock pays dividends at a 6% rate ($2.40 per share) and is convertible into ten shares of common stock at $4.00 per share.

12.   COMMITMENTS AND CONTINGENCIES

      The Securities and Exchange Commission has completed an investigation of possible securities violations by the Company and its former subsidiaries for periods prior to March 31, 1996 relating entirely to the Company's prior management, all of whom have resigned from their positions with the Company. As a result, the SEC has issued a cease-and-desist order relating to such prior actions. The SEC did not impose any financial penalty upon the Company.

      In the normal course of business, the Company is involved in litigation from time to time. In the opinion of Management, none of the proceedings will have a material effect on the Company's financial position or results of operations.

13.   REGULATORY REQUIREMENTS

      The Company's title insurance subsidiary, STIC, was subject to a $4,000,000 minimum level of capital and surplus, at December 31, 1998, as required by statutes of the states in which it is authorized to do business. STIC was also subject to regulations under which the payment of certain dividends required the prior approval of applicable insurance regulatory authorities. At December 31, 1998, STIC exceeded all minimum statutory capital requirements.

      The maximum amount of dividends which can be paid by insurers domiciled in the Commonwealth of Virginia without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. As required by state law, STIC's statutory surplus at December 31, 1998 was $4,613,669. In accordance with these restrictions, $596,190 was available for dividends subject to the broad discretionary powers of insurance regulatory authorities to further limit dividend payments of insurance companies.

      At December 31, 1998, investments and certificates of deposits with a book value of $989,961 were either on deposit with various regulatory authorities or held by Southern Title in accordance with statutory requirements for the protection of its policyholders.

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


                                                               1998
                                                    ----------------------------
                                                        Net
                                                      Earnings     Stockholders'
                                                       (Loss)         Equity

Balances - Firstmark Consolidated - GAAP basis      $ 4,812,268    $ 6,633,975

Adjustments:
    Losses and stockholders' deficit of companies
        not included in statutory reporting           4,812,268      2,151,191
                                                    -----------    -----------

Balances - Southern Title - GAAP basis                  320,845      8,785,166

Adjustments:
    Statutory reserves                                 (174,852)    (2,816,191)
    Restored nonadmitted assets                          31,230     (2,687,411)
    IBNR reserve                                        541,757      1,149,603
    Deferred income taxes                               107,629        165,023
                                                    -----------    -----------

Balances - Southern Title - statutory basis         $   826,609    $ 4,596,190
                                                    ===========    ===========

15.   LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

      Activity in the liability for unpaid claims and claims adjustment expenses is summarized as follows:
                                                                      1998

      Balance, beginning                                       $  1,027,607
                                                               ------------

          Incurred related to:
              Current period                                        874,206
              Prior periods                                         185,471
                                                               ------------

                            Total incurred                        1,059,677
                                                               ------------

          Paid net of recoveries related to:
              Current period                                        133,891
              Prior periods                                         462,568
                                                               ------------

                            Total paid                              596,459
                                                               ------------

      Balance, ending                                          $  1,490,825
                                                               ============

      As a result of changes in estimates of insured events in prior periods, the provision for claims and claims adjustment expenses increased by $557,290 (including an increase of $400,000 in the IBNR reserve, which was an element of the transaction with Old Guard) during the year ended December 31, 1998.

      State insurance regulations require an insurer to obtain reinsurance to limit the primary insurer's coverage. The Company has elected reinsurance limits lower than the State requirements. Although the ceding of insurance does not discharge an insurer from its primary liability to an insured, the reinsuring company assumes the related liability and, accordingly, the ceding company's liabilities do not include amounts for reinsured exposures. Premiums earned in 1998 exclude $47,243 of charges for reinsurance ceded to reinsurance companies. No reinsurance is expected to be recovered on claims filed as of December 31, 1998.

      The effect of reinsurance on premiums earned is as follows:


                                                     1999            1998

      Premiums assessed against policyholders   $  1,685,550    $ 10,101,954
      Reinsurance ceded                              (19,602)        (47,243)
                                                ------------    ------------

      Net premium earned                        $  1,665,948    $ 10,054,711
                                                ============    ============

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

      Convertible Notes Payable and Other Borrowings - The fair value of the Company's convertible notes payable and other borrowings is estimated based on the current rates available to the Company for debt of similar terms and remaining maturities. At December 31, 1998, fair value approximates carrying value. There were no convertible notes payable and other borrowings at December 31, 1999.

      The estimated fair values of the Company's financial instruments are as follows:

                                              1999                  1998
                                      -------------------   -------------------
                                      Carrying    Fair      Carrying     Fair
                                       Amount     Value      Amount      Value

Venture capital investments
    for which it is practicable to
    estimate fair value               $ 65,000   $ 65,000   $424,728   $424,728
Notes receivable                          --         --       35,063     35,063
                                      --------   --------   --------   --------

                                      $ 65,000   $ 65,000   $459,791   $459,791
                                      ========   ========   ========   ========


17.   INDUSTRY SEGMENT INFORMATION

      The following summarizes the Company's operating results and certain other financial information by industry segment. The venture capital and other investments segment includes principally the Company's investments in, or loans to, several start-up companies and its investments in real estate. The segment also includes the Company's investments in marketable securities, loans, and cash and other investments.

                                                1999            1998
Revenues:
    Venture capital and other investments   $    177,737    $     70,148
    Title insurance                            2,280,751      14,490,487
                                            ------------    ------------

                                            $  2,458,488    $ 14,560,635
                                            ============    ============

Earnings (losses) before income taxes:
    Venture capital and other investments   $ (1,332,799)   $ (1,788,928)
    Title insurance                              122,115         427,150
                                            ------------    ------------

                                            $ (1,210,684)   $ (1,361,778)
                                            ============    ============

Identifiable assets:
    Venture capital and other investments   $  5,333,353    $  1,636,443
    Title insurance                                 --        11,829,546
                                            ------------    ------------

                                            $  5,333,353    $ 13,465,989
                                            ============    ============

18.   OTHER COMPREHENSIVE INCOME


                                                                 Continuing Operations
                                                                   December 31, 1999
                                                       ---------------------------------------
                                                       Before-Tax       Tax         Net-of-tax
                                                         Amount         Expense        Amount

Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
        during period                                   $   (66,284)  $    14,920    $ (51,364)
                                                        -----------   -----------    ---------

Other comprehensive income (loss)                       $   (66,284)  $    14,920    $ (51,364)
                                                        ===========   ===========    =========




                                                                   December 31, 1998
                                                       ---------------------------------------
                                                       Before-Tax       Tax         Net-of-tax
                                                         Amount         Expense        Amount

Unrealized gains on securities:
    Unrealized holding gains arising during period      $    13,945   $    (4,741)   $   9,204
    Less:  Reclassification adjustment for gains
        realized in net income                              291,483       (99,104)     192,379
                                                        -----------   -----------    ---------

Other comprehensive income                              $   305,429   $  (103,846)   $ 201,583
                                                        ===========   ===========    =========



                                                                  Discontinued Operations
                                                                     December 31, 1998
                                                       ---------------------------------------
                                                       Before-Tax       Tax         Net-of-tax
                                                         Amount         Expense        Amount

Unrealized gains on securities:
    Unrealized holding gains arising
        during period                                   $    16,547   $    (5,626)   $  10,921
                                                        ===========   ===========    =========

Other comprehensive income                              $    16,547   $    (5,626)   $  10,921
                                                        ===========   ===========    =========



                                   * * * * * *

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIRSTMARK CORP.



Date:  March 31, 2000            By:  /s/ Donald V. Cruickshanks
                                      --------------------------
                                          Donald V. Cruickshanks
                                          President and Chief Executive Officer

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


                  Signature                                       Title                              Date
                  ---------                                       -----                              ----

/s/ Donald V. Cruickshanks                            President and Chief Executive             March 31, 2000
--------------------------                                Officer and Director
Donald V. Cruickshanks                                  (Principal Executive Officer)


/s/ Ronald C. Britt                              Chief Financial Officer, Secretary and         March 31, 2000
--------------------------                         Treasurer (Principal Financial and
Ronald C. Britt                                       Principal Accounting Officer)


/s/ George H. Morison                                           Director                        March 31, 2000
--------------------------
George H. Morison

                                                                Director                         March , 2000
--------------------------
 Steven P. Settlage