Form 10QSB
period 2000-03-31
FIRSTMARK CORP /ME/
filed 2000-05-16
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

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

          5,322,043 shares of common stock, par value $0.20 per share, outstanding as of March 31, 2000

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS

                                                                                                          Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                           March 31, 2000 and December 31, 1999..............................................3

                  Condensed Consolidated Statements of Operations
                           Three Months Ended March 31, 2000 and 1999........................................5

                  Condensed Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 2000 and 1999........................................6

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

         Item 3.  Defaults Upon Senior Securities...........................................................10

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................10

         Item 5.  Other Information.........................................................................10

         Item 6.  Exhibits and Reports on Form 8-K..........................................................10


                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------

ASSETS

                                                                 March 31, 2000     December 31, 1999*
                                                                 --------------     ------------------
                                                                   (Unaudited)
Cash and cash equivalents                                         $  4,577,172          $  4,541,344

Receivables - related parties                                          174,779               186,398

Investments:
     Marketable securities                                             147,302                72,828
     Venture capital investments - net                                  15,000                65,000
     Real estate and other investments                                 382,440               418,433
                                                                  ------------          ------------

         Total investments                                             544,742               556,261
                                                                  ------------          ------------

Other assets:
     Property, plant and equipment - net                                 8,664                 9,183
     Deferred tax asset - net of valuation allowance                        --                19,428
     Other assets                                                       11,251                20,739
                                                                  ------------          ------------

         Total other assets                                             19,915                49,350
                                                                  ------------          ------------

TOTAL ASSETS                                                      $  5,316,608          $  5,333,353
                                                                  ============          ============

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       March 31, 2000          December 31, 1999*
                                                                       --------------          ------------------
                                                                         (Unaudited)
LIABILITIES:
     Accounts payable and other liabilities                             $     44,021              $     88,252
     Deferred tax liability                                                   21,437                    19,428
                                                                        ------------              ------------

         Total liabilities                                                    65,458                   107,680
                                                                        ------------              ------------


STOCKHOLDERS' EQUITY:
     Preferred  stock,  Series A, $0.20 par value -
       authorized 250,000 shares; issued 53,500 shares
       (liquidation preference $2,140,000)                                    10,700                    10,700
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 5,501,430 shares                          1,100,286                 1,100,286
     Additional paid-in capital - preferred                                2,023,589                 2,023,589
     Additional paid-in capital - common                                  11,358,400                11,358,400
     Retained earnings (deficit)                                          (8,586,099)               (8,569,964)
     Treasury stock, at cost - 179,387 shares                               (663,486)                 (663,486)
     Net accumulated comprehensive income -
       net of taxes                                                            7,760                   (33,852)
                                                                        ------------              ------------

         Total stockholders' equity                                        5,251,150                 5,225,673
                                                                        ------------              ------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                               $  5,316,608              $  5,333,353
                                                                        ============              ============

*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          2000              1999
                                                                                          ----              ----
REVENUES:
    Interest and dividends                                                            $     81,939     $     17,567
    Investment gains, net                                                                   23,951               --
                                                                                      ------------     ------------

         Total revenues                                                                    105,890           17,567
                                                                                      ------------     ------------

EXPENSES:
    Employee compensation and benefits                                                          --           18,600
    General and administrative expenses                                                     89,925          115,993
    Interest expense                                                                            --            8,995
                                                                                      ------------     ------------

         Total expenses                                                                     89,925          143,588
                                                                                      ------------     ------------

         Income (loss) from continuing operations before income
         taxes                                                                              15,965         (126,021)

INCOME TAX (BENEFIT) EXPENSE
                                                                                                --               --

         Net income (loss) from continuing operations                                       15,965         (126,021)

DISCONTINUED OPERATIONS:
     Income from discontinued operations - net of tax                                           --           80,596
     Loss from disposal of discontinued operations - net of tax                                 --           (5,118)
                                                                                      ------------     ------------

NET INCOME (LOSS)                                                                           15,965          (50,543)
                                                                                      ------------     ------------

PREFERRED STOCK DIVIDEND                                                                    32,100           34,200
                                                                                      ------------     ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                                              (16,135)         (84,743)
                                                                                      ============     ============
Other comprehensive income - net of tax
     Unrealized holding gains (losses) arising during period                                41,612          (48,014)
     Less: Reclassification adjustment for gains included in net income                         --               --
                                                                                      ------------     ------------

Other comprehensive income (loss)                                                           41,612          (48,014)
                                                                                      ------------     ------------

COMPREHENSIVE INCOME (LOSS) APPLICABLE TO COMMON SHARES                                     25,477          (98,557)
                                                                                      ------------     ------------

Basic and diluted earnings (loss) per common share:
        Income (loss) from continuing operations                                      $       0.00     $      (0.03)
        Discontinued Operations                                                               0.00             0.01
                                                                                      ------------     ------------
Comprehensive income (loss) applicable to common shares                               $       0.00     $      (0.02)
                                                                                      ============     ============
                                                                                      $       0.00     $      (0.02)
                                                                                      ============     ============
Weighted - average number of shares outstanding                                          5,322,043        5,319,876
                                                                                      ============     ============

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                 2000                  1999
                                                                                 ----                  ----
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
     Net income (loss) from continuing operations                           $     15,965         $   (126,021)
     Adjustments to reconcile net income (loss) net cash
       used by operating activities
         Depreciation and amortization                                               519                  519
         Gain on sale of venture capital investments                             (25,000)                  --
         Net loss on sale of real estate investments                               2,072                   --
         Other non-cash changes                                                  (11,424)                  --
         Changes in assets and liabilities:
           Decrease (increase) in:
              Accounts receivable                                                 11,619              (17,130)
              Prepaid expenses and other current assets                            9,489                6,246
           Increase (decrease) in:
              Accounts payable and other liabilities                             (44,232)             (66,373)
              Accounts payable to related party                                       --              (88,839)
                                                                            ------------         ------------

         Net cash used by operating activities                                   (40,992)            (291,598)
                                                                            ------------         ------------

Cash flows from Investing Activities
     Increase in real estate investments                                          (4,308)              (2,038)
     Proceeds from sale of venture capital investments                            75,000                   --
     Proceeds from sale of real estate investments                                38,228                   --
                                                                            ------------         ------------

         Net cash provided (used) by investing activities                        108,920               (2,038)
                                                                            ------------         ------------

Cash flows from Financing Activities
     Preferred stock dividends                                                   (32,100)             (34,200)
     Proceeds from borrowings                                                         --              115,000
     Repayments of borrowed funds                                                     --             (680,000)
                                                                            ------------         ------------

         Net cash used by financing activities                                   (32,100)            (599,200)
                                                                            ------------         ------------

         Cash Provided (Used) by Continuing Operations                            35,828             (892,836)
                                                                            ------------         ------------

Discontinued Operations:
     Proceeds from sale of discontinued operations,
       net of transaction costs paid                                                  --            6,242,738
     Other                                                                            --             (269,868)
                                                                            ------------         ------------

         Cash Provided (Used) by Discontinued Operations                              --            5,972,870
                                                                            ------------         ------------

Net change in cash and cash equivalents                                           35,828            5,373,670

Cash and cash equivalents, beginning of period                                 4,541,344               53,575
                                                                            ------------         ------------

Cash and cash equivalents, end of period                                    $  4,577,172         $  5,427,245
                                                                            ------------         ------------

Cash payments for interest                                                  $         --         $      8,995
                                                                            ============         ============

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

BASIS OF PRESENTATION

1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of Firstmark Corp. (the "Company"), as amended, as filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3.       Earnings (Loss) Per Common Share

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

         On March 5, 1999, the Company sold Investors Southern Corporation ("ISC") and its subsidiaries, including STIC, to Old Guard Group, Inc. ("Old Guard") for $6.75 million in cash and a three year earn-out in cash based on the pre-tax net income of ISC and its subsidiaries, including STIC, for each of the fiscal years ending December 31, 1999, 2000 and 2001. Generally accepted accounting principles ("GAAP") required that the Company reflect the effects of the transaction as of December 31, 1998, including the loss on disposal, and segregate continuing operations from discontinued operations. A complete discussion of the Company's business is contained in Item 1, Description of Business, of Amendment No. 1 to the Company's Annual Report on Form 10-KSB (the "Form 10-KSB"), filed with the Securities and Exchange Commission on April 6, 2000.

Results of Operations

                        Three Months ended March 31, 2000
                compared to the Three Months ended March 31, 1999
                -------------------------------------------------

Continuing Operations
---------------------

         Interest and dividends revenue amounted to approximately $82,000 in the current quarter compared to $18,000 in the comparable quarter of the prior year. This increase results from investment of the net proceeds from the sale of the title insurance operations for the entire current year quarter as compared to less than a month in the prior year quarter. Net investment gains relating to sales of venture capital and real estate investments amounted to approximately $24,000 for the quarter ended March 31, 2000 (none for the prior year quarter).

         Operating expenses and general and administrative expenses decreased by approximately $54,000 during the current quarter compared to the prior year quarter. This decrease is primarily the result of the satisfaction of the Company's remaining obligation under a severance agreement with a former director of the Company and a reduction in interest expense due to the payoff of the Company's 9% convertible notes payable in March of the last year.

Discontinued Operations
-----------------------

         As previously disclosed, the title insurance operations were sold as of March 5, 1999. Accordingly, the condensed consolidated statement of operations included in this report includes operating results for the title insurance operations through that date in the prior year quarter while no title insurance operations are included in the current year quarter.

Liquidity and Capital Resources

         At March 31, 2000, the Company's cash and cash equivalents amounted to approximately $4.6 million, which is expected to exceed its obligations as they become due.

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

           Not applicable.

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


                                           FIRSTMARK CORP.



Date:  May 15, 2000                        /s/ Donald V. Cruickshanks
                                           -------------------------------------
                                           Donald V. Cruickshanks
                                           President and Chief Executive Officer



Date:  May 15, 2000                        /s/ Ronald C. Britt
                                           -------------------------------------
                                           Ronald C. Britt
                                           Chief Financial Officer