Form 10QSB
period 2000-06-30
FIRSTMARK CORP /ME/
filed 2000-08-14
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

                         Commission File Number: 0-20806

                                 FIRSTMARK CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)


                   Maine                                 01-0389195
       (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
     of Incorporation or Organization)

                                  P.O. Box 1398
                            Richmond, Virginia 23218
                    (Address of Principal Executive Offices)

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

          5,322,043 shares of common stock, par value $0.20 per share, outstanding as of June 30, 2000

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS

                                                                                                         Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                           June 30, 2000 and December 31, 1999...............................................3

                  Condensed Consolidated Statements of Operations
                           Six Months and Three Months Ended
                           June 30, 2000 and 1999............................................................5

                  Condensed Consolidated Statements of Cash Flows
                           Six Months Ended June 30, 2000 and 1999...........................................6

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

         Item 3.  Defaults Upon Senior Securities...........................................................11

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................11

         Item 5.  Other Information.........................................................................11

         Item 6.  Exhibits and Reports on Form 8-K..........................................................11

                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------

ASSETS

                                                                June 30, 2000       December 31, 1999
                                                                -------------       -----------------
                                                                 (Unaudited)
Cash and cash equivalents                                          $4,744,008           $4,541,344

Receivables                                                             7,095              186,398

Investments:
     Marketable securities                                             97,576               72,828
     Venture capital investments - net                                 15,000               65,000
     Real estate and other investments                                330,241              418,433
                                                                   ----------           ----------

         Total investments                                            442,817              556,261
                                                                   ----------           ----------

Other assets:
     Property, plant and equipment - net                                8,145                9,183
     Deferred tax asset - net of valuation allowance                       --               19,428
     Other assets                                                       3,750               20,739
                                                                   ----------           ----------

         Total other assets                                            11,895               49,350
                                                                   ----------           ----------

TOTAL ASSETS                                                       $5,205,815           $5,333,353
                                                                   ==========           ==========

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   June 30, 2000      December 31, 1999
                                                                   -------------      -----------------
                                                                    (Unaudited)
LIABILITIES:
     Accounts payable and other liabilities                         $     35,099        $     88,252
     Deferred tax liability                                                4,530              19,428
                                                                    ------------        ------------

         Total liabilities                                                39,629             107,680
                                                                    ------------        ------------


STOCKHOLDERS' EQUITY:
     Preferred  stock,  Series A, $0.20 par value -
       authorized 250,000 shares; issued 53,500 shares
       (liquidation preference $2,140,000)                                10,700              10,700
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 5,501,430 shares                      1,100,286           1,100,286
     Additional paid-in capital - preferred                            2,023,589           2,023,589
     Additional paid-in capital - common                              11,358,400          11,358,400
     Retained earnings (deficit)                                      (8,638,243)         (8,569,964)
     Treasury stock, at cost - 179,387 shares                           (663,486)           (663,486)
     Net accumulated comprehensive income (loss) -
       net of taxes                                                      (25,060)            (33,852)
                                                                    ------------        ------------

         Total stockholders' equity                                    5,166,186           5,225,673
                                                                    ------------        ------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                           $  5,205,815        $  5,333,353
                                                                    ============        ============




The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended             Three Months Ended
                                                                                     June 30,                      June 30,
                                                                                     --------                      --------
                                                                                2000          1999           2000          1999
                                                                                ----          ----           ----          ----
REVENUES
      Interest and dividends                                                 $   151,741   $    76,290   $    69,802   $    58,723
      Investment gains, net                                                       25,097            --         1,145            --
                                                                             -----------   -----------   -----------   -----------

          Total revenues                                                         176,838        76,290        70,947        58,723
                                                                             -----------   -----------   -----------   -----------

EXPENSES
      Employee compensation and benefits                                              --        18,600            --            --
      Write-offs of loans and investments                                             --       202,000            --       202,000
      General and administrative expenses                                        180,917       546,526        90,992       430,533
      Interest expense                                                                --         8,995            --            --
                                                                             -----------   -----------   -----------   -----------

         Total expenses                                                          180,917       776,121        90,992       632,533
                                                                             -----------   -----------   -----------   -----------

         Loss from continuing operations before  income taxes                     (4,079)     (699,831)      (20,045)     (573,810)

INCOME TAX (BENEFIT) EXPENSE                                                          --            --            --            --
                                                                             -----------   -----------   -----------   -----------

         Net loss from continuing operations                                      (4,079)     (699,831)      (20,045)     (573,810)

DISCONTINUED OPERATIONS
       Income from discontinued operations - net of tax                               --        80,596            --            --
       Loss from disposal of discontinued operations - net of
       tax                                                                            --        (5,118)           --            --
                                                                             -----------   -----------   -----------   -----------

NET LOSS                                                                          (4,079)     (624,353)      (20,045)     (573,810)
                                                                             -----------   -----------   -----------   -----------

PREFERRED STOCK DIVIDEND                                                          64,200        68,400        32,100        34,200
                                                                             -----------   -----------   -----------   -----------

NET LOSS APPLICABLE TO COMMON SHARES                                             (68,279)     (692,753)      (52,145)     (608,010)
                                                                             -----------   -----------   -----------   -----------

Other comprehensive income (loss) - net of tax
       Unrealized holding gains (losses) arising during period                   (42,572)      (67,938)      (32,820)      (19,924)
                                                                             -----------   -----------   -----------   -----------

COMPREHENSIVE INCOME (LOSS) APPLICABLE TO COMMON SHARES                      $  (110,851)  $  (760,691)  $   (84,965)  $  (627,934)
                                                                             ===========   ===========   ===========   ===========
Basic and diluted earnings (loss) per common share:
               Income (loss) from continuing operations                      $     (0.01)  $     (0.14)  $     (0.01)  $     (0.11)
               Discontinued Operations                                              0.00          0.01          0.00          0.00
                                                                             -----------   -----------   -----------   -----------

                                                                             $     (0.01)  $     (0.13)  $     (0.01)  $     (0.11)
                                                                             ===========   ===========   ===========   ===========

Comprehensive income (loss) applicable to common shares                      $     (0.02)  $     (0.14)  $     (0.02)  $     (0.12)
                                                                             ===========   ===========   ===========   ===========

Weighted - average number of shares outstanding                                5,322,043     5,319,876     5,322,043     5,319,876
                                                                             ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these condensed financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                2000                      1999
                                                                                ----                      ----
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
     Net loss from continuing operations                                    $    (4,079)             $  (699,831)
     Adjustments to reconcile net loss to net cash provided
       (used) by operating activities
         Depreciation and amortization                                            1,038                    1,038
         Write-offs of loans and investments                                         --                  202,000
         Gain on sale of venture capital investments                            (25,000)                      --
         Net loss on sale of real estate investments                                926                       --
         Other non-cash changes                                                 (11,426)                  12,032
         Changes in assets and liabilities:
           Decrease (increase) in:
              Accounts receivable                                               179,303                  (26,017)
              Prepaid expenses and other current assets                          16,989                   11,603
           Increase (decrease) in:
              Accounts payable and other liabilities                            (53,153)                 136,729
              Accounts payable to related party                                      --                 (114,712)
                                                                            -----------              -----------

         Net cash provided (used) by operating activities                       104,598                 (477,158)
                                                                            -----------              -----------

Cash flows from Investing Activities
     (Increase) in real estate investments                                       (7,058)                  (4,848)
     Proceeds from sale of venture capital investments                           75,000                       --
     Proceeds from sale of real estate investments                               94,324                       --
                                                                            -----------              -----------

         Net cash provided (used) by investing activities                       162,266                   (4,848)
                                                                            -----------              -----------

Cash flows from Financing Activities
     Preferred stock dividends                                                  (64,200)                 (68,400)
     Proceeds from borrowings                                                        --                  115,000
     Repayments of borrowed funds                                                    --                 (680,000)
                                                                            -----------              -----------

         Net cash used by financing activities                                  (64,200)                (633,400)
                                                                            -----------              -----------

         Cash Provided (Used) by Continuing Operations                          202,664               (1,115,406)
                                                                            -----------              -----------

Discontinued Operations:
     Proceeds from sale of discontinued operations,
       net of transaction costs paid                                                 --                6,242,738
     Other                                                                           --                   22,001
                                                                            -----------              -----------

         Cash Provided by Discontinued Operations                                    --                6,264,739
                                                                            -----------              -----------

Net change in cash and cash equivalents                                         202,664                5,149,333

Cash and cash equivalents, beginning of period                                4,541,344                   53,575
                                                                            -----------              -----------

Cash and cash equivalents, end of period                                    $ 4,744,008              $ 5,202,908
                                                                            ===========              ===========

Cash payments for interest                                                  $        --              $     8,995
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Results of Operations

                         Six Months Ended June 30, 2000
                 Compared to the Six Months Ended June 30, 1999
                 ----------------------------------------------

Continuing Operations
---------------------

         Interest and dividends revenue amounted to approximately $152,000 in the six months ended June 30, 2000 as compared to $76,000 in the comparable period of the prior year. This increase results from investment of the net proceeds from the sale of the title insurance operations for the entire current year period as compared to approximately four months in the prior year period. Net investment gains relating to sales of venture capital and real estate investments amounted to $25,000 for the six months ended June 30, 2000 (none for the prior year period).

         Operating expenses and general and administrative expenses decreased by approximately $393,000 during the six months ended June 30, 2000 compared to the comparable prior year period. This decrease is primarily the result of a provision ($232,000) in the prior year period for the estimated loss from certain claims settled through mediation and lower legal ($82,000) and accounting fees ($36,000) in the current year period. There were no write-offs of loans and investments in the current year period, whereas $202,000 was written off in the six months ended June 30, 1999.

Discontinued Operations
-----------------------

         As previously disclosed, the title insurance operations were sold as of March 5, 1999. Accordingly, the condensed consolidated statement of operations included in this report includes operating results for the title insurance operations through that date in the prior year period while no title insurance operations are included in the current year period.

                        Three Months Ended June 30, 2000
                Compared to the Three Months Ended June 30, 1999
                ------------------------------------------------

Continuing Operations
---------------------

         Interest and dividends revenue amounted to approximately $70,000 in the current quarter compared to $59,000 in the comparable quarter of the prior year. This increase results from somewhat higher interest rates on invested assets during the current year quarter compared to the prior year quarter. Net investment gains relating to sales of real estate investments amounted to approximately $1,000 for the quarter ended June 30, 2000 (none for the prior year quarter).

         Operating expenses and general and administrative expenses decreased by approximately $340,000 during the current quarter compared to the prior year quarter. This decrease is primarily the result of a provision ($232,000) in the prior year period for the estimated loss from certain claims settled through mediation and lower legal ($85,000) and accounting fees ($16,000) in the current year period. There were no write-offs of loans and investments in the current year period, whereas $202,000 was written off in the three months ended June 30, 1999.

Discontinued Operations
-----------------------

         As previously disclosed, the title insurance operations were sold as of March 5, 1999. Accordingly, the condensed consolidated statement of operations included in this report includes no title insurance operations in the current or prior year quarter.

Liquidity and Capital Resources

         At June 30, 2000, the Company's cash and cash equivalents amounted to approximately $4.7 million, which is expected to exceed its obligations as they become due.

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

         As a result of the identification and assessment of the Company's Year 2000 issues and the subsequent implementation of procedures to address any potential problem areas, the Company is not aware of any problems that it has experienced in processing transactions to date in the year 2000.

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

Item 4.      Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.

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


                                           FIRSTMARK CORP.



Date:  August 14, 2000                     /s/ Donald V. Cruickshanks
                                           -------------------------------------
                                           Donald V. Cruickshanks
                                           President and Chief Executive Officer



Date:  August 14, 2000                     /s/ Ronald C. Britt
                                           -------------------------------------
                                           Ronald C. Britt
                                           Chief Financial Officer