Form 10QSB
period 2000-09-30
FIRSTMARK CORP /ME/
filed 2000-11-14
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

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

          5,342,043 shares of common stock, par value $0.20 per share, outstanding as of September 30, 2000

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS

                                                                                             Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                           September 30, 2000 and December 31, 1999.............................3

                  Consolidated Statements of Operations
                           Nine Months and Three Months Ended
                           September 30, 2000 and 1999..........................................5

                  Condensed Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 2000 and 1999........................6

                  Notes to Consolidated Financial Statements....................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations............................................8


Part II.      Other Information

         Item 1.  Legal Proceedings............................................................11

         Item 2.  Changes in Securities and Use of Proceeds....................................11

         Item 3.  Defaults Upon Senior Securities..............................................11

         Item 4.  Submission of Matters to a Vote of Security Holders..........................11

         Item 5.  Other Information............................................................11

         Item 6.  Exhibits and Reports on Form 8-K.............................................11


                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

--------------------------------------------------------------------------------

ASSETS

                                                          September 30, 2000   December 31, 1999
                                                          ------------------   -----------------
                                                             (Unaudited)
Cash and cash equivalents                                      $4,729,851         $4,541,344

Receivables                                                         7,095            186,398

Investments:
     Marketable securities                                         80,775             72,828
     Venture capital investments - net                             15,000             65,000
     Real estate and other investments                            332,991            418,433
                                                               ----------         ----------

         Total investments                                        428,766            556,261
                                                               ----------         ----------

Other assets:
     Property, plant and equipment - net                            7,626              9,183
     Deferred tax asset - net of valuation allowance                   --             19,428
     Other assets                                                      --             20,739
                                                               ----------         ----------

         Total other assets                                         7,626             49,350
                                                               ----------         ----------

TOTAL ASSETS                                                   $5,173,338         $5,333,353
                                                               ==========         ==========

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 30, 2000    December 31, 1999
                                                                ------------------    -----------------
                                                                    (Unaudited)
LIABILITIES:
     Accounts payable and other liabilities                         $     38,333         $     88,252
     Deferred tax liability                                                   --               19,428
                                                                    ------------         ------------

         Total liabilities                                                38,333              107,680
                                                                    ------------         ------------


STOCKHOLDERS' EQUITY:
     Preferred  stock,  Series A, $0.20 par value -
       authorized 250,000 shares; issued 53,500 shares
       (liquidation preference $2,140,000)                                10,700               10,700
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 5,501,430 shares                      1,100,286            1,100,286
     Additional paid-in capital - preferred                            2,023,589            2,023,589
     Additional paid-in capital - common                              11,298,177           11,358,400
     Retained earnings (deficit)                                      (8,672,086)          (8,569,964)
     Treasury stock, at cost - 159,387 shares                           (589,513)            (663,486)
     Net accumulated comprehensive income (loss) -
       net of taxes                                                      (36,148)             (33,852)
                                                                    ------------         ------------

         Total stockholders' equity                                    5,135,005            5,225,673
                                                                    ------------         ------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                           $  5,173,338         $  5,333,353
                                                                    ============         ============


The accompanying notes are an integral part of these financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                                              Nine Months Ended             Three Months Ended
                                                                                 September 30,                 September 30,
                                                                                 -------------                 -------------
                                                                              2000           1999           2000           1999
                                                                              ----           ----           ----           ----
REVENUES
        Interest and dividends                                            $   238,050    $   148,068    $    86,309    $    71,778
        Investment gains, net                                                  25,141             --             44             --
                                                                          -----------    -----------    -----------    -----------

          Total revenues                                                      263,191        148,068         86,353         71,778
                                                                          -----------    -----------    -----------    -----------

EXPENSES
        Employee compensation and benefits                                         --         18,600             --             --
        Write-offs of loans and investments                                        --        202,000             --             --
        General and administrative expenses                                   269,013        790,285         88,096        243,759
        Interest expense                                                           --          8,995             --             --
                                                                          -----------    -----------    -----------    -----------

         Total expenses                                                       269,013      1,019,880         88,096        243,759
                                                                          -----------    -----------    -----------    -----------

         Loss from continuing operations before  income taxes                  (5,822)      (871,812)        (1,743)      (171,981)

INCOME TAX (BENEFIT) EXPENSE                                                       --             --             --             --
                                                                          -----------    -----------    -----------    -----------

         Net loss from continuing operations                                   (5,822)      (871,812)        (1,743)      (171,981)

DISCONTINUED OPERATIONS
       Income from discontinued operations - net of tax                            --         80,596             --             --
       Loss from disposal of discontinued operations - net of tax                  --         (5,118)            --             --
                                                                          -----------    -----------    -----------    -----------

NET LOSS                                                                       (5,822)      (796,334)        (1,743)      (171,981)
                                                                          -----------    -----------    -----------    -----------

PREFERRED STOCK DIVIDEND                                                       96,300        100,500         32,100         32,100
                                                                          -----------    -----------    -----------    -----------

NET LOSS APPLICABLE TO COMMON SHARES                                         (102,122)      (896,834)       (33,843)      (204,081)
                                                                          -----------    -----------    -----------    -----------

Other comprehensive income (loss) - net of tax
       Unrealized holding gains (losses) arising during period                 (2,296)       (42,103)       (11,088)        25,835
                                                                          -----------    -----------    -----------    -----------

COMPREHENSIVE LOSS APPLICABLE TO COMMON SHARES                            $  (104,418)   $  (938,937)   $   (44,931)   $  (178,246)
                                                                          ===========    ===========    ===========    ===========


Basic and diluted earnings (loss) per common share:
                  Loss from continuing operations                         $     (0.02)   $     (0.18)   $     (0.01)   $     (0.04)
                  Discontinued Operations                                        0.00           0.01           0.00           0.00
                                                                          -----------    -----------    -----------    -----------

                                                                          $     (0.02)   $     (0.17)   $     (0.01)   $     (0.04)
                                                                          ===========    ===========    ===========    ===========

Comprehensive loss applicable to common shares                            $     (0.02)   $     (0.18)   $     (0.01)   $     (0.03)
                                                                          ===========    ===========    ===========    ===========

Weighted - average number of shares outstanding                             5,324,525      5,321,012      5,329,434      5,323,246
                                                                          ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                             2000                1999
                                                                             ----                ----
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
     Net loss from continuing operations                                 $    (5,822)       $  (871,812)
     Adjustments to reconcile net loss to net cash provided
       (used) by operating activities
         Depreciation and amortization                                         1,557              1,557
         Write-offs of loans and investments                                      --            202,000
         Gain on sale of venture capital investments                         (25,000)                --
         Net loss on sale of real estate investments                             926                 --
         Other non-cash changes                                                3,507             10,065
         Changes in assets and liabilities:
           Decrease (increase) in:
              Accounts and notes receivable                                  179,303            (37,364)
              Prepaid expenses and other current assets                       20,739            (14,452)
           Increase (decrease) in:
              Accounts payable and other liabilities                         (49,919)           (60,629)
              Accounts payable to related party                                   --           (114,712)
                                                                         -----------        -----------

         Net cash provided (used) by operating activities                    125,291           (885,347)
                                                                         -----------        -----------

Cash flows from Investing Activities
     Increase in real estate investments                                      (9,808)            (7,539)
     Proceeds from sale of venture capital investments                        75,000                 --
     Proceeds from sale of real estate investments                            94,324                 --
                                                                         -----------        -----------

         Net cash provided (used) by investing activities                    159,516             (7,539)
                                                                         -----------        -----------

Cash flows from Financing Activities
     Preferred stock dividends                                               (96,300)          (100,500)
     Purchase of preferred stock                                                  --           (140,000)
     Proceeds from borrowings                                                     --            115,000
     Repayments of borrowed funds                                                 --           (680,000)
                                                                         -----------        -----------

         Net cash used by financing activities                               (96,300)          (805,500)
                                                                         -----------        -----------

         Cash Provided (Used) by Continuing Operations                       188,507         (1,698,386)
                                                                         -----------        -----------

Discontinued Operations:
     Proceeds from sale of discontinued operations,
       net of transaction costs paid                                              --          6,242,738
     Other                                                                        --             22,001
                                                                         -----------        -----------

         Cash Provided by Discontinued Operations                                 --          6,264,739
                                                                         -----------        -----------

Net change in cash and cash equivalents                                      188,507          4,566,353

Cash and cash equivalents, beginning of period                             4,541,344             53,575
                                                                         -----------        -----------

Cash and cash equivalents, end of period                                 $ 4,729,851        $ 4,619,928
                                                                         ===========        ===========

Cash payments for interest                                               $        --        $     8,995
                                                                         ===========        ===========

The accompanying notes are an integral part of these financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations

                      Nine Months Ended September 30, 2000
              Compared to the Nine Months Ended September 30, 1999
              ----------------------------------------------------

Continuing Operations
---------------------

         Interest and dividends revenue amounted to approximately $238,000 in the nine months ended September 30, 2000 as compared to $148,000 in the comparable period of the prior year. This increase results from investment of the net proceeds from the sale of the title insurance operations for the entire current year period as compared to approximately seven months in the prior year period. Net investment gains relating to sales of venture capital and real estate investments amounted to approximately $25,000 for the nine months ended September 30, 2000 (none for the prior year period).

         Operating expenses and general and administrative expenses decreased by approximately $549,000 during the nine months ended September 30, 2000 compared to the comparable prior year period. This decrease is primarily the result of a provision ($404,000) in the prior year period for the estimated loss from certain claims settled through mediation and lower legal ($69,000) and accounting fees ($32,000) in the current year period. There were no write-offs of loans and investments in the current year period, whereas $202,000 was written off in the nine months ended September 30, 1999.

Discontinued Operations
-----------------------

         As previously disclosed, the title insurance operations were sold as of March 5, 1999. Accordingly, the consolidated statement of operations included in this report includes operating results for the title insurance operations through that date in the prior year period while no title insurance operations are included in the current year period.

                      Three Months Ended September 30, 2000
              Compared to the Three Months Ended September 30, 1999
              -----------------------------------------------------

Continuing Operations
---------------------

         Interest and dividends revenue amounted to approximately $86,000 in the current quarter compared to $72,000 in the comparable quarter of the prior year. This increase results from somewhat higher interest rates on invested assets during the current year quarter compared to the prior year quarter.

         Operating expenses and general and administrative expenses decreased by approximately $156,000 during the current quarter compared to the prior year quarter. This decrease is primarily the result of a provision ($172,000) in the prior year period for the estimated loss from certain claims settled through mediation and slightly higher legal fees ($13,000) in the current year period.

Discontinued Operations
-----------------------

         As previously disclosed, the title insurance operations were sold as of March 5, 1999. Accordingly, the consolidated statement of operations included in this report includes no title insurance operations in the current or prior year quarter.

Liquidity and Capital Resources

         At September 30, 2000, the Company's cash and cash equivalents amounted to approximately $4.7 million, which is expected to exceed its obligations as they become due.

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

Item 4.      Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

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


                                           FIRSTMARK CORP.



Date:  November 14, 2000                   /s/ Donald V. Cruickshanks
                                           -------------------------------------
                                           Donald V. Cruickshanks
                                           President and Chief Executive Officer



Date:  November 14, 2000                   /s/ Ronald C. Britt
                                           -------------------------------------
                                           Ronald C. Britt
                                           Chief Financial Officer