Form 10KSB40
period 2000-12-31
FIRSTMARK CORP /ME/
filed 2001-04-05
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

         The issuer's revenues for the fiscal year ended December 31, 2000 were $355,411.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sales price of such stock on March
26, 2001 was $584,818.

         The number of shares outstanding of Common Stock, as of March 30, 2001 was 5,342,043.

                                TABLE OF CONTENTS


                                     PART I

                                                                                         Page
                                                                                         ----
Item 1.       Description of Business.....................................................3

Item 2.       Description of Property.....................................................8

Item 3.       Legal Proceedings...........................................................8

Item 4.       Submission of Matters to a Vote of Security Holders.........................8


                                 PART II

Item 5.       Market for Common Equity and Related Stockholder Matters....................8

Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operation....................................................9

Item 7.       Financial Statements.......................................................12

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................................12


                                PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..........................12

Item 10.      Executive Compensation.....................................................13

Item 11.      Security Ownership of Certain Beneficial Owners and Management.............14

Item 12.      Certain Relationships and Related Transactions.............................16

Item 13.      Exhibits, List and Reports on Form 8-K.....................................16


                                     PART I

Item 1.      Description of Business

General

         Firstmark Corp. (the "Company") was incorporated in Maine on October 28, 1982. From June 1996 until March 5, 1999, the Company was principally engaged in the business of issuing title insurance through a subsidiary, Southern Title Insurance Corporation ("STIC"). See "Business and Operational Developments -- Sale of STIC."

Business and Operational Developments

         Sale of STIC. The Company acquired STIC in June 1996 through a merger at the subsidiary level. STIC is principally engaged in the business of issuing title insurance and, until March 5, 1999, was the principal operating subsidiary of the Company.

         On March 5, 1999, the Company sold all of the issued and outstanding capital stock of one of its subsidiaries, Investors Southern Corporation ("ISC") (the "Asset Sale"), pursuant to a Stock Purchase Agreement by and among the Company, Southern Capital Acquisition Corporation ("SCAC"), ISC and STIC and Old Guard Group, Inc., a Pennsylvania corporation ("Old Guard"), dated as of December 2, 1998 (the "Stock Purchase Agreement"). The Company is the parent company of SCAC, which owned all of the outstanding shares of the capital stock of ISC prior to the Asset Sale. ISC is a holding company and owns all of the outstanding shares of the capital stock of STIC, as well as several other entities conducting activities related to the title insurance and settlement business. As a result of the Asset Sale, ISC and STIC became wholly owned subsidiaries of Old Guard.

         The purchase price paid by Old Guard consists of two components: cash paid upon the consummation of the Asset Sale and a three year earn-out to be paid, if earned, in cash in 2000, 2001 and 2002. Upon the consummation of the Asset Sale, Old Guard paid to SCAC $6.75 million by wire transfer of immediately available funds. In addition, in 2000, 2001 and 2002, SCAC will be entitled to receive additional cash payments based on the pre-tax net income of ISC and its subsidiaries, including STIC, for each of the fiscal years ending December 31, 1999, 2000 and 2001. Such earn-out payments will be paid in cash within 90 days following the end of each such fiscal year and will be in an amount equal to 25% of (i) the pre-tax net income of ISC and its subsidiaries, including STIC, for such fiscal year less (ii) the cumulative net loss of ISC and its subsidiaries, if any, during all such prior fiscal years. The Company received an earn-out payment in the amount of approximately $168,000 for the fiscal year ended December 31, 1999. No amount was recorded during 2000 for the earn-out provision.

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

         Donald V. Cruickshanks, President and Chief Executive Officer of the Company, continues to serve as President and Chief Executive Officer of STIC.

         Change in Management. On February 9, 2001, George H. Morison and Steven
P. Settlage resigned from the Company's Board of Directors, and the Company appointed Arch Aplin, III and Robert J. Ellis to the Board of Directors. The change in two of the Company's three board seats was made in connection with the purchase by Mr. Aplin of 1,077,500 shares of the Company's common stock ("Common Stock") owned by Messrs. Cruickshanks, Morison and Settlage. See Item 11, "Security Ownership of Certain Beneficial Owners and Management," below for more information on the current ownership of the Company.

         Investment Company Act Exemptive Application. Following the sale of ISC, the Company did not have a primary operating business and more than 40% of the Company's total assets (exclusive of Government securities and cash items) on an unconsolidated basis were invested in securities that may be deemed to be investment securities within the meaning of that term under the Investment Company Act of 1940, as amended (the "1940 Act"). Under the circumstances, and unless an exemption is available under the 1940 Act, the Company may be deemed to be an investment company. During the period from the date of the sale of ISC and for one year thereafter, the Company relied upon the exemption from the definition of investment company in Rule 3a-2 under the 1940 Act. Immediately prior to the expiration of such one year period, the Company filed an application with the Securities and Exchange Commission ("Commission") for an order exempting it from all provisions of the 1940 Act. The Company's application for an exemption from the provisions of the 1940 Act is pending with the Commission. There can be no assurance that the Commission will issue such an order to the Company or that the Company will not be required to register as an investment company under the 1940 Act. The expense of such registration and compliance with other provisions of the 1940 Act could impose a substantial burden on the assets and other resources of the Company. In the event that such an order is not issued by the Commission, the Company may be required to consider alternatives to registration under the Act.

Current Operations

         The Company is no longer engaged in the title insurance business formerly conducted by STIC. In addition, the Company has liquidated most of its venture capital and real estate assets reflected in its financial statements at the time of the acquisition of STIC in 1996. The remaining investments in real estate and other marketable securities totaled approximately $308,000 and $35,000, respectively, as of December 31, 2000. The Company continues to liquidate these investments. Furthermore, since the Asset Sale, all funded debt and various other liabilities, including settlement of certain litigation matters, have been repaid.

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

Title Insurance
---------------

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

Venture Capital and Real Estate
-------------------------------

         The venture capital segment derives its revenue from interest earned on loans to companies in venture capital situations and from equity returns. Investment real estate transactions are also considered a source of revenues for this segment.

Subsidiaries

         The following lists the present and certain former subsidiaries of the Company and the services that they provide:

         Southern Capital Acquisition Corp.

                  This subsidiary was established to serve as the corporation used to acquire the stock of ISC and ISC's subsidiaries. In addition, this subsidiary holds certain securities holdings of the Company.

         The following lists the subsidiaries of ISC, a subsidiary of the Company until its sale to Old Guard on March 5, 1999, and the services that they provided during that time. ISC served as the holding company for the Company's title insurance and related operations.

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

         Glasgow Enterprises Corp.

                  This subsidiary is involved in title agency joint ventures with various partners. These joint ventures and the percentage of ownership are as follows:

                  Ashburn Title Services, L.C.                         55%
                  Express Title Services, LLC                          51%
                  Southern Title of Ohio, Inc.                         75%
                  Southern Title of Ohio, Limited                      75%
                  Southern Title of the Peninsula, LLC                 70%
                  Southern Title of North Carolina, LLC                70%
                  Southern Agency, LC                                  70%
                  Southern Title of Roanoke, LLC                       33%
                  TBD Settlement, LLC                                  50%

         Southern Title Services, Inc.

                  This company is a subsidiary of STIC and provides special title insurance and real estate transaction accommodation functions, such as exchanger in like-kind exchanges and mechanics' lien agent for construction loans in Virginia.

Employees

         As of December 31, 2000, the Company and its subsidiaries had no employees. The Company's President and Chief Executive Officer and its Chief Financial Officer both serve as consultants to the Company and receive a consulting fee for their services.

Significant Customers

         Prior to the sale of the Company's title insurance-related subsidiaries to Old Guard on March 5, 1999, the Company did not receive more than 10% of its business or revenues from any single customer.

Discontinued Operations -- Title Insurance

         Competition. The title insurance business is very competitive. Competition is based primarily on price, service and expertise. Competition within the title insurance industry has increased as new local and regional title insurance operations, as well as national companies are vying for market share. Title insurance underwriters also compete for agents on the basis of service and commission levels.

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

         At December 31, 1998, STIC ceded all of its reinsurance liability to one carrier, Fidelity National Title Insurance Company ("Fidelity"), with which STIC has had a treaty reinsurance agreement since October 1, 1992. Under this agreement, STIC has reinsured all single policy risk in excess of $250,000 from October 1, 1992 to August 1, 1996 and all single policy risk in excess of $300,000 from August 1, 1996 through March 5, 1999.


Item 2.      Description of Property

         The Company does not own or lease any property except for investments in real estate described below.

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


                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

         Since May 1999, the Common Stock has traded on the OTC Bulletin Board under the symbol "FIRM." Prior to then, the Common Stock was listed on the Nasdaq SmallCap MarketSM. Effective April 27, 1999, the shares of Common Stock were delisted from the Nasdaq SmallCap MarketSM for failing to maintain a minimum bid price of $1.00 per share.

         The following table sets forth, for the quarters indicated, the high and low sales prices for shares of Common Stock for the periods indicated.

                                                             Bid Information
                                                           High ($)     Low ($)
Fiscal Year Ended December 31, 1999                        --------     -------
-----------------------------------
         1st quarter..................................       1.50         0.63
         2nd quarter..................................       1.12         0.12
         3rd quarter..................................       0.60         0.02
         4th quarter..................................       0.38         0.18

Fiscal Year Ended December 31, 2000
-----------------------------------
         1st quarter..................................       2.63         0.18
         2nd quarter..................................       2.88         0.47
         3rd quarter..................................       0.97         0.47
         4th quarter..................................       0.69         0.25


         As of March 30, 2001, there were approximately 187 record holders of Common Stock.

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

         On March 5, 1999, the Company sold ISC and its subsidiaries, including STIC, to Old Guard for $6.75 million in cash and a three year earn-out in cash based on the pre-tax net income of ISC and its subsidiaries, including STIC, for each of the fiscal years ending December 31, 1999, 2000 and 2001. See Item 1, "Description of Business -- Business and Operational Developments -- Sale of STIC," above. Generally accepted accounting principles ("GAAP") required that the Company reflect the effects of the transaction as of December 31, 1998, including the loss on disposal, and segregate continuing operations from discontinued operations. Accordingly, with respect to the year ended December 31, 1999, the discontinued operations are included in the financial statements for the period (approximately two months) from January 1, 1999 to March 5, 1999, the effective date that the sale to Old Guard was executed. With respect to the year ended December 31, 1998, the discontinued operations are included in the financial statements for the entire year.

Results of Operations

   Fiscal Year Ended December 31, 2000 vs. Fiscal Year Ended December 31, 1999
   ---------------------------------------------------------------------------

Continuing Operations
---------------------

         Investment gains (losses) amounted to approximately $25,000 and $(18,000) for the years ended December 31, 2000 and 1999, respectively. The gain for the current year relates principally to the sale of one venture capital investment, while the loss for the prior year relates to the sale of one parcel of real estate. Interest and dividends revenue increased approximately $117,000 to $313,000 in 2000 as compared to $196,000 in 1999. The increase in the current year was principally due to investment of the net proceeds from the sale of ISC and its subsidiaries for an entire year as compared to approximately ten months in the prior year and higher yields in that investment in the current year.

         Employee compensation and benefits and general and administrative expenses decreased by approximately $529,000 during the current year compared to the prior year. This decrease is primarily the result of decreases of approximately $404,000 in losses from matters related to prior management that were settled in mediation, $88,000 in legal fees and $14,000 in accounting fees. Reserves and writeoffs of loans and investments decreased by $515,000 to $112,000 in 2000 compared to $627,000 in 1999. Reserves and writeoffs in the current year included $15,000 relating to the Company's remaining venture capital investments, $21,000 pertaining to the Company's real estate holdings and $76,000 pertaining to marketable securities (where the investments were considered to have permanent diminutions in value). While some of these investments may increase in value in the future, the writeoffs were considered appropriate at this time because currently available information indicated a deterioration in values or there was a lack of reliable information supporting our carrying values for those investments.

   Fiscal Year Ended December 31, 1999 vs. Fiscal Year Ended December 31, 1998
   ---------------------------------------------------------------------------

Continuing Operations
---------------------

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

         Employee compensation and benefits and general and administrative expenses increased by approximately $210,000 during the current year compared to the prior year. This increase was primarily the result of an approximately $379,000 increase in losses from matters related to prior management that were settled in mediation, which was offset by decreases in employee compensation and benefits ($90,000), amortization ($45,000) and interest expense ($40,000) due to the sale of ISC in March 1999. Legal fees decreased from $233,000 to $227,000 but remained higher than normal due to an investigation by the Commission for matters relating to prior management. Reserves and writeoffs of loans and investments decreased by $537,000 to $627,000 in 1999 compared to $1,164,000 in 1998. Reserves and writeoffs in the current year included $360,000 relating to the Company's remaining venture capital investments, $197,000 pertaining to the Company's real estate holdings, $48,000 relating to receivables from related parties (primarily limited partnerships in which Firstmark is a limited partner) and $22,000 pertaining to other receivables. While some of these investments may increase in value in the future, the reserves and writeoffs were considered appropriate at this time because currently available information indicated a deterioration in values or there was a lack of reliable information supporting our carrying values for those investments.

Discontinued Operations
-----------------------

         Title insurance premiums for 1999 (approximately two months) amounted to approximately $1.7 million, compared to premiums of approximately $10.0 million for the full year of 1998. Abstract related income amounted to $518,000 for the two months of 1999 compared to $3.8 million for the full year of 1998. Interest and dividends revenue amounted to $32,000 and $270,000 for the two months of 1999 and the prior year, respectively. Other revenues were $65,000 and $404,000 for the respective periods presented. In general, the title insurance and other discontinued operations continued to benefit in the first two months of 1999 from the favorable interest rate environment that was in effect for all of 1998.

         Operating expenses and general and administrative expenses for the two months of 1999 amounted to approximately $2.1 million compared to $13.5 million for the full year of 1998. Commissions to agents and salaries and employee benefits amounted to $790,000 and $888,000, respectively, for the two months of 1999. Those same categories amounted to $4.5 million and $5.4 million, respectively, for the year ended December 31, 1998. STIC's provision for policy claims (loss expense) was only $68,000 for the two months of 1999 compared with $1.1 million for 1998. The 1998 expense included an increase of $400,000 in the incurred but not reported (IBNR) claims liability, which management agreed to as an element of the transaction with Old Guard.

Liquidity and Capital Resources

         As a result of the sale of ISC and its subsidiaries, the Company received $6.75 million from Old Guard on March 5, 1999. After payment of transaction-related costs, retirement of the Company's 9% Convertible Notes Payable and retirement of borrowings against the Company's $500,000 line of credit, the Company retained approximately $5.4 million to invest. At December 31, 2000, the Company had cash and cash equivalents of approximately $4.7 million, which is expected to exceed its obligations as they become due.

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

Item 7.      Financial Statements

         The following financial statements are filed as a part of this report following Item 13 below:

         Independent Auditors' Report

         Financial Statements

                  Consolidated Balance Sheets, December 31, 2000 and 1999

                  Consolidated Statements of Operations, Years Ended December 31, 2000 and 1999

                  Consolidated Statements of Stockholders' Equity, Years Ended December 31, 2000 and 1999

                  Consolidated Statements of Cash Flows, Years Ended December 31, 2000 and 1999

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Arch Aplin, III, 42, has been a Director since February 2001. Mr. Aplin has served as President of Buc-ee's, Inc., a convenience store and fuel distribution business headquartered in Lake Jackson, Texas, since 1985. Mr. Aplin has also been associated with the health and fitness industry for the past seven years and with the construction and residential development business for the past 20 years. He received his undergraduate degree from Texas A&M University in 1980.

         Donald V. Cruickshanks, 43, has been President and Chief Executive Officer of the Company since January 24, 1997 and has been a Director since June 1996. Mr. Cruickshanks served as President of Southern Capital Corp., the then parent company of STIC, from 1992 through 1996, and has served as President and Chief Executive Officer of STIC since 1984. Mr. Cruickshanks is also Chairman of STIC and President of Southern Abstractors Corporation, Southern Title Agency Corporation, Glasgow Enterprises Corp. and Southern Title Services, Inc., all of which are subsidiaries of ISC. He received his undergraduate degree from Randolph Macon College in 1979.

         Robert J. Ellis, 52, has been a Director since February 2001. Mr. Ellis owns and operates RJE Consulting, a consulting firm focused on valuations of business and strategic planning for business and individuals, in Austin, Texas, and has served as its President since 1995. Mr. Ellis has 30 years of experience serving in various capacities in the printing, mailing, distribution, manufacturing and banking industries. He received his undergraduate degree from the University of Denver in 1971, and received an MBA from Tulane University in 1973.

Executive Officers Who Are Not Directors

         Ronald C. Britt, 49, has been Chief Financial Officer and Treasurer of the Company since May 1997. Prior to his engagement by the Company, Mr. Britt was self-employed as an accounting and business consultant. He is a certified public accountant and has over 15 years experience in public accounting. Mr. Britt is a 1974 graduate of the University of Virginia.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and any persons who own more than 10% of the Company's Common Stock, to file with the Commission reports of ownership and changes in ownership of the Company's Common Stock. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during fiscal year 2000, all filing requirements applicable to its officers and directors were complied with.


Item 10.     Executive Compensation

Executive Compensation

         The following table summarizes the compensation paid or accrued to the Chief Executive Officer of the Company for the last three fiscal years in all capacities in which he served the Company and its subsidiaries.

                           Summary Compensation Table

                                                                          Annual Compensation
                                                           --------------------------------------------------------
Name and                                                                                            Other Annual
Principal Position                          Year           Salary ($)         Bonus ($)         Compensation ($)(1)
------------------                          ----           ----------         ---------         -------------------

Donald V. Cruickshanks, President           2000               --                --                   24,000
  and Chief Executive Officer               1999(2)           24,167            25,952                93,000
                                            1998             140,000            61,637                  (3)

_______________
(1) Amounts include a bonus of $75,000 and monthly consulting fees of $2,000 paid by the Company following the sale of STIC.
(2) Amounts for 1999 include salary and bonus paid by STIC during the period prior to its sale on March 5, 1999.
(3) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus shown in the table.

Stock Options

         There were no stock options granted to or exercised by the executive officer named in the "Summary Compensation Table" above during the year ended December 31, 2000.

Director Compensation

         Non-employee directors receive a fee of $500 for each meeting of the Board of Directors that they attend. Mr. Cruickshanks does not receive any compensation for his service on the Board of Directors.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management and Certain Beneficial Owners

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 30, 2001 by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company and (iii) all of the directors and executive officers of the Company as a group. For the purposes of the following table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Exchange Act, under which, in general, a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct disposition of the security or if he or she has the right to acquire beneficial ownership of the security within 60 days. Except as otherwise indicated (i) each stockholder identified in the table possesses sole voting and investment power with respect to his shares and (ii) the mailing address of each individual is Firstmark Corp., P.O. Box 1398, Richmond, Virginia 23218.


               Name                                         Number of Shares                     Percent
               ----                                         ----------------                     -------
Arch Aplin, III                                                 1,077,500                          20.2%

Donald V. Cruickshanks                                             15,994                              *

Robert J. Ellis                                                         0                             --

All Directors and executive officers as a
   group (4 persons)                                            1,093,494                          20.5%

The H. William Coogan Irrevocable Trust                         1,162,903                          21.8%
Susan C. Coogan (1)
   c/o Davenport & Company LLC
   P.O. Box 85678
   Richmond, Virginia  23285

H. William Coogan, Jr.                                          1,001,389                          18.7%
   1251 Avenue of the Americas, 51st Floor
   New York, New York  10020

John Joseph Gorman (2)                                            746,000                          14.0%
   2700 Via Fortuna
   Suite 400
   Austin, Texas 78746

Tejas Securities Group (3)                                        438,500                           8.2%
   2700 Via Fortuna
   Suite 400
   Austin, Texas 78746

__________________
* Percentage of ownership is less than one percent of the outstanding shares of Common Stock of the Company.

(1)    Ms. Coogan is sole trustee of The H. William Coogan Irrevocable Trust.
(2) In a Schedule 13D filed with the Commission on February 20, 2001, Mr. Gorman reported beneficial ownership of 746,000 shares of Common Stock. Of that amount, Mr. Gorman reported that he had sole voting and dispositive power over 171,500 shares and shared voting or dispositive power over 574,500 shares. The amount of shares with respect to which he shared voting and dispositive power include 136,000 shares held in trusts and custodial arrangements and 438,500 owned by Tejas Securities Group, Inc. ("Tejas"). Mr. Gorman is the Chairman of the Board and Chief Executive Officer of Westech Capital Corp., the controlling shareholder of Tejas.
(3) In a Schedule 13G filed with the Commission on February 14, 2001, Tejas reported beneficial ownership of 438,500 shares of Common Stock. Tejas shares voting and dispositive power in all such shares with Mr. Gorman. Mr. Gorman is the Chairman of the Board and Chief Executive Officer of Westech Capital Corp., the controlling shareholder of Tejas.

Item 12.     Certain Relationships and Related Transactions

         There have been no transactions in the past two years, nor are there currently any proposed transactions, to which the Company was or is to be a party, or in which any Company director or executive officer, nominee for election as a Company director, any security holder identified in Item 11 above or any immediate family member of any such directors, executive officers, nominees or security holders had or is to have a direct or indirect material interest.


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


(b)    Reports on Form 8-K.

       None.

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended December 31, 2000 and 1999,
and Independent Auditors' Report

FIRSTMARK CORP. AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS FOR THE YEARS ENDED
     DECEMBER 31, 2000 AND 1999:


     Consolidated Balance Sheets                                             2

     Consolidated Statements of Operations                                   3

     Consolidated Statements of Stockholders' Equity                         4

     Consolidated Statements of Cash Flows                                  5-6

     Notes to Consolidated Financial Statements                            7-16

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Firstmark Corp.
Richmond, VA

We have audited the accompanying consolidated balance sheets of Firstmark Corp. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company sold its principal subsidiary to the Old Guard Group, Inc. on March 5, 1999.


Deloitte & Touche LLP



Richmond, Virginia
April 2, 2001

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

---------------------------------------------------------------------------------------
ASSETS                                                       2000               1999
Cash and cash equivalents                                $  4,680,993      $  4,541,344

Receivables - other, net                                        7,173           186,398

Investments:
    Marketable securities                                      35,134            72,828
    Venture capital investments - net                               -            65,000
    Real estate and other investments - net                   316,751           418,433
                                                         ------------      ------------

               Total investments                              351,885           556,261
                                                         ------------      ------------
Other assets:
    Property, plant, and equipment - net                        7,106             9,183
    Deferred tax asset - net of valuation allowance            19,290            19,428
    Other assets                                               25,188            20,739
                                                         ------------      ------------

               Total other assets                              51,584            49,350
                                                         ------------      ------------




TOTAL ASSETS                                             $  5,091,635      $  5,333,353
                                                         ============      ============



See notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                2000               1999
LIABILITIES:
    Accounts payable and other liabilities                                      $     69,717       $     88,252
    Deferred tax liability                                                            19,290             19,428
                                                                                ------------       ------------

               Total liabilities                                                      89,007            107,680
                                                                                ------------       ------------

STOCKHOLDERS' EQUITY:
    Preferred stock, Series A, $0.20 par value - authorized,
        250,000 shares issued:  2000 - 52,500 and 1999 - 53,500
        (liquidation preference:  2000 - $2,100,000 and 1999 - $2,140,000)            10,500             10,700
    Common stock, $0.20 par value - authorized
        30,000,000 shares; issued, 5,501,430                                       1,100,286          1,100,286
    Additional paid-in capital - preferred                                         1,998,289          2,023,589
    Additional paid-in capital - common                                           11,298,177         11,358,400
    Accumulated deficit                                                           (8,798,918)        (8,569,964)
    Treasury stock, at cost - 159,387 and 179,387
        shares, respectively                                                        (589,513)          (663,486)
    Net accumulated comprehensive income - net of taxes                              (16,193)           (33,852)
                                                                                ------------       ------------

               Total stockholders' equity                                          5,002,628          5,225,673
                                                                                ------------       ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                                        $  5,091,635       $  5,333,353
                                                                                ============       ============

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999

-----------------------------------------------------------------------------------------------------------
                                                                                2000               1999
REVENUES:
    Investment gains (losses)                                               $     25,141       $    (17,779)
    Interest and dividends                                                       312,573            195,516
    Other income                                                                  17,697                  -
                                                                            ------------       ------------
                 Total revenues                                                  355,411            177,737
                                                                            ------------       ------------
EXPENSES:
    Employee compensation and benefits                                                 -             18,600
    Write-offs of loans and investments                                          111,500            627,059
    General and administrative expenses                                          345,065            855,882
    Interest expense                                                                   -              8,995
                                                                            ------------       ------------
                 Total expenses                                                  456,565          1,510,536
                                                                            ------------       ------------
                 Loss from continuing operations before income taxes            (101,154)        (1,332,799)

INCOME TAX (BENEFIT) EXPENSE                                                           -                  -
                                                                            ------------       ------------
                 Net loss from continuing operations                            (101,154)        (1,332,799)

DISCONTINUED OPERATIONS:
    Income from discontinued operations - net of tax                                   -            122,115
    Gain from disposal of discontinued operations - net of tax                         -            126,613
                                                                            ------------       ------------
                 Net income from discontinued operations                               -            248,728
                                                                            ------------       ------------

NET LOSS                                                                        (101,154)        (1,084,071)

PREFERRED STOCK DIVIDEND                                                        (127,800)          (132,600)
                                                                            ------------       ------------

NET LOSS APPLICABLE TO COMMON SHARES                                            (228,954)        (1,216,671)
                                                                            ------------       ------------
OTHER COMPREHENSIVE INCOME (LOSS) - NET OF TAX:
    Unrealized holding losses arising during period                              (32,419)           (51,364)
    Less:  Reclassification adjustment for losses included in net loss            50,078                  -
                                                                            ------------       ------------
                 Other comprehensive income (loss)                                17,659            (51,364)
                                                                            ------------       ------------

COMPREHENSIVE LOSS APPLICABLE TO COMMON SHARES                              $   (211,295)      $ (1,268,035)
                                                                            ============       ============
Basic and diluted earnings (loss) per common share:
    Loss from continuing operations                                         $      (0.04)      $      (0.28)
    Discontinued operations                                                            -               0.05
                                                                            ------------       ------------
Net loss per common share                                                   $      (0.04)      $      (0.23)
                                                                            ============       ============
Comprehensive loss per common share                                         $      (0.04)      $      (0.24)
                                                                            ============       ============
Weighted-average number of shares outstanding                                  5,328,928          5,315,878
                                                                            ============       ============

See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

-----------------------------------------------------------------------------------------------------------------------------------
                                                                       Additional                      Additional
                                                                        Paid-In                          Paid-In
                                                                       Capital -         Preferred      Capital -
                                                          Common        Common           Stock -        Preferred       Accumulated
                                                          Stock          Stock           Series A         Stock           Deficit
BALANCE, JANUARY 1, 1999                               $  1,100,286   $ 11,432,709    $     11,400    $  2,162,889    $ (7,353,293)

    Net loss                                                      -              -               -               -      (1,084,071)

    Treasury stock issued                                         -        (74,309)              -               -               -

    Treasury stock purchased                                      -              -               -               -               -

    Preferred stock purchased                                     -              -            (700)       (139,300)              -

    Net change in unrealized gain/(loss) on securities
        available for sale                                        -              -               -               -               -

    Preferred dividends paid                                      -              -               -               -        (132,600)
                                                       ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1999                                1,100,286     11,358,400          10,700       2,023,589      (8,569,964)

    Net loss                                                      -              -               -               -        (101,154)

    Treasury stock issued                                         -        (60,223)              -               -               -

    Preferred stock purchased                                     -              -            (200)        (25,300)              -

    Net change in unrealized gain/(loss) on securities
        available for sale                                        -              -               -               -               -

    Preferred dividends paid                                      -              -               -               -        (127,800)
                                                       ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2000                             $  1,100,286   $ 11,298,177    $     10,500    $  1,998,289    $ (8,798,918)
                                                       ============   ============    ============    ============    ============

                                                                      Accumulated
                                                                         Other
                                                         Treasury    Comprehensive
                                                           Stock      Income/(Loss)       Total
                                                       ------------   ------------    ------------
BALANCE, JANUARY 1, 1999                               $   (737,528)   $    17,512    $  6,633,975

    Net loss                                                      -              -      (1,084,071)

    Treasury stock issued                                    77,609              -           3,300

    Treasury stock purchased                                 (3,567)             -          (3,567)

    Preferred stock purchased                                     -              -        (140,000)

    Net change in unrealized gain/(loss) on securities
        available for sale                                        -        (51,364)        (51,364)

    Preferred dividends paid                                      -              -        (132,600)
                                                       ------------   ------------    ------------

BALANCE, DECEMBER 31, 1999                                 (663,486)       (33,852)      5,225,673

    Net loss                                                      -              -        (101,154)

    Treasury stock issued                                    73,973              -          13,750

    Preferred stock purchased                                     -              -         (25,500)

    Net change in unrealized gain/(loss) on securities
        available for sale                                        -         17,659          17,659

    Preferred dividends paid                                      -              -        (127,800)
                                                       ------------   ------------    ------------

BALANCE, DECEMBER 31, 2000                             $   (589,513)  $    (16,193)   $  5,002,628
                                                       ============   ============    ============

See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

----------------------------------------------------------------------------------------------------------
                                                                               2000               1999
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
    Net loss from continuing operations                                    $   (101,154)     $ (1,332,799)
    Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
        Depreciation and amortization                                             2,077             2,077
        Write-down of investments                                                15,000           359,728
        Write-down of real estate                                                20,625           196,937
        (Gain) loss on sale of assets                                           (24,118)           17,779
        Write-down of marketable securities                                      75,876                 -
        Other                                                                   (20,523)                -
        Changes in assets and liabilities:
            Decrease (increase) in:
                Accounts receivable                                             179,225            (9,297)
                Net decrease in notes receivable                                      -            25,290
                Net decrease in notes receivable from related parties                 -             9,773
                Other assets                                                     (4,449)           (9,136)
                Advances to related parties                                           -            48,062
            Decrease in:
                Accounts payable and other liabilities                          (18,535)         (127,086)
                Accounts payable to related party                                     -          (114,712)
                                                                           ------------      ------------

                                 Net cash provided (used) by
                                     operating activities                       124,024          (933,384)
                                                                           ------------      ------------

INVESTING ACTIVITIES:
    Proceeds from sale of real estate                                            94,368            12,522
    Proceeds from sale of venture capital investments                            75,000                 -
    Purchase of real estate and other investments                               (14,193)          (32,018)
                                                                           ------------      ------------

                                 Net cash provided (used) by
                                     investing activities                       155,175           (19,496)
                                                                           ------------      ------------


                                                                                               (Continued)

FIRSTMARK CORP. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2000 AND 1999

-----------------------------------------------------------------------------------------------------------

                                                                                2000               1999
FINANCING ACTIVITIES:
    Repayment of convertible notes                                                     -          (485,000)
    Proceeds from borrowed funds                                                       -           115,000
    Payments on borrowed funds                                                         -          (195,000)
    Issuance of treasury stock                                                    13,750             3,300
    Purchase of treasury stock                                                         -            (3,567)
    Purchase of preferred stock                                                  (25,500)         (140,000)
    Preferred stock dividends                                                   (127,800)         (132,600)
                                                                            ------------      ------------

                                 Net cash used by financing activities          (139,550)         (837,867)
                                                                            ------------      ------------

CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                    139,649        (1,790,747)
                                                                            ------------      ------------

DISCONTINUED OPERATIONS:
    Net proceeds from sale                                                             -         6,278,516
                                                                            ------------      ------------

CASH PROVIDED BY DISCONTINUED OPERATIONS                                               -         6,278,516
                                                                            ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        139,649         4,487,769

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   4,541,344            53,575
                                                                            ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  4,680,993      $  4,541,344
                                                                            ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
    INFORMATION:
    Cash paid for interest                                                  $          -      $      8,995
                                                                            ============      ============


See notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

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

      Firstmark Corp. is the parent company of SCAC, which owned all of the outstanding shares of the capital stock of ISC prior to the sale. ISC is a holding company and owns all of the outstanding shares of the capital stock of STIC, a title insurance company, as well as several other entities conducting activities related to the title insurance and settlement business. As a result of the transaction, ISC and STIC, Firstmark's principal operating subsidiary, became wholly owned subsidiaries of Old Guard. The results of operations of ISC have been reported separately as discontinued operations in the accompanying financial statements (see Note 2).

      Management Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company, all wholly-owned and majority-owned subsidiaries and affiliates. Investments in companies in which ownership interest ranges from 20 to 50 percent, or in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated.

      Debt and Equity Securities - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," all marketable securities classified as trading or available-for-sale are stated at market value at the balance sheet date, and securities held to maturity are stated at cost. Securities are classified as trading, available-for-sale, or held-to-maturity based on management's intent at the time they are purchased. The excess of cost over market for securities available-for-sale not considered to be other than temporarily impaired is shown as a component of stockholders' equity on the balance sheet, net of taxes. Gains or losses realized upon sale, unrealized gains or losses on trading securities, and write-downs necessitated by other than temporary impairment are reflected in income. The cost of securities sold is based on the specific identification method.

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

      Recent Accounting Pronouncements - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

2.    DISCONTINUED OPERATIONS

      As discussed in Note 1, the Company sold its wholly-owned subsidiary ISC to Old Guard. The purchase price paid by Old Guard consists of two components: cash paid in the amount of $6,750,000 upon consummation of the transaction on March 5, 1999 and a three year earn-out to be paid in cash within 90 days of the end of each of the fiscal years ending December 31, 1999, 2000, and 2001. The earn-out payment will be in an amount equal to 25% of the pre-tax net income of ISC and subsidiaries for such fiscal years less the cumulative net loss of ISC and its subsidiaries during all such prior years. The gain on disposal of the discontinued title insurance operations in 1999 includes an accrual for the first year of the earn-out provision ($174,398) less certain additional expenses of the sale. No amount was recorded during 2000 for the earn-out provision.

      The net income from operations of the title insurance business is reflected in the Company's consolidated statement of operations as "Income from Discontinued Operations" and is summarized as follows:

      INVESTORS SOUTHERN CORPORATION

      CONSOLIDATED STATEMENT OF OPERATIONS
      PERIOD FROM JANUARY 1, 1999 TO MARCH 5, 1999
      --------------------------------------------------------------------------

                                                                        1999
      REVENUES:
          Title insurance premiums earned                           $ 1,685,550
          Title insurance premiums ceded                                (19,602)
                                                                    -----------

                    Net title insurance premiums                      1,665,948

          Abstract related income                                       518,082
          Interest and dividends                                         31,571
          Other revenues                                                 65,150
                                                                    -----------

                    Total revenues                                    2,280,751
                                                                    -----------

      EXPENSES:
          Commissions to agents                                         789,845
          Salaries and employee benefits                                887,978
          Provision for policy claims                                    67,723
          General and administrative expenses                           371,612
          Minority interest                                              41,478
                                                                    -----------

                    Total expenses                                    2,158,636
                                                                    -----------

      INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)                        122,115

      INCOME TAX EXPENSE (BENEFIT)                                            -
                                                                    -----------

      NET INCOME                                                    $   122,115
                                                                    ===========

3.    INVESTMENTS

      The following is a summary of the Company's investments other than cash and cash equivalents:

                                                                            2000          1999
           Marketable securities:
               Available-for-sale                                        $   35,134    $   72,828
                                                                         ----------    ----------

                         Total marketable securities                         35,134        72,828
                                                                         ----------    ----------

           Venture capital investments:
               Preferred stocks                                                   -        65,000
                                                                         ----------    ----------

                         Total venture capital investments                        -        65,000
                                                                         ----------    ----------

           Real estate investments:
               Real estate owned                                            105,060       200,311
               Other real estate investments                                202,482       208,913
                                                                         ----------    ----------

                         Total real estate investments                      307,542       409,224
                                                                         ----------    ----------

           Other investments:
               Stamp investments                                              7,000         7,000
               Art pieces                                                     2,209         2,209
                                                                         ----------    ----------
                         Total other investments                              9,209         9,209
                                                                         ----------    ----------

                         Total real estate and other investments            316,751       418,433
                                                                         ----------    ----------

           Total Investments                                             $  351,885    $  556,261
                                                                         ==========    ==========

      Marketable Securities

      Securities available for sale are as follows:

                                                            December 31, 2000
                                          ------------------------------------------------------
                                                          Gross          Gross         Estimated
                                                        Unrealized     Unrealized        Fair
                                            Cost          Gains          Losses          Value
           Available-for-sale:
               Common stocks              $  59,669      $  20,830      $  45,365      $  35,134
                                          =========      =========      =========      =========

                                                            December 31, 1999
                                          ------------------------------------------------------
                                                          Gross          Gross         Estimated
                                                        Unrealized     Unrealized        Fair
                                            Cost          Gains          Losses          Value
           Available-for-sale:
               Common stocks              $ 135,545      $  17,956      $  80,673      $  72,828
                                          =========      =========      =========      =========

      There were no sales of investments available for sale for the years ended December 31, 2000 and 1999. During 2000 the Company realized losses in the amount of $75,876 as a result of a write-down due to the permanent impairment of marketable securities.

      Venture Capital Investments - The Company has provided loans and venture capital to several start up companies. Due to the uncertainty of the ability of these companies to become operational and the inability to determine the recoverability of the investments, the Company has written down several of these investments. Total write-downs of these investments in the years ended December 31, 2000 and 1999, were $15,000 and $359,728, respectively.

      Real Estate Investments - Real estate investments include seasonal cottages, lots that are located on or near Maine lakes, a residential lot in Maine, and ocean side lots in Nova Scotia. These properties are currently being marketed. Several lots were sold in 2000 at a loss of $882. One lot was sold in 1999 at a loss of $17,779.

      The Cumberland Ledges investment is a 67% interest in Cumberland Ledges joint venture, which owns an undeveloped parcel of commercial real estate in Cumberland, Maine. The Falmouth Hills investment is a 50% general partnership interest in Falmouth Hills Limited Partnership, which owns approximately 200 acres of raw residential land in Falmouth, Maine.

      The Company periodically reevaluates its real estate investments and adjusts their values in conjunction with a plan to market them more aggressively. Total write-downs during the years ended December 31, 2000 and 1999, amounted to $20,625 and $196,937, respectively.

4.    PROPERTY, PLANT, AND EQUIPMENT

      The following is a summary of property, plant and equipment - net:

                                                                  2000          1999
             Furniture, fixtures, and equipment                 $ 19,126      $ 19,126
                 Less:  Accumulated depreciation                  12,020         9,943
                                                                --------      --------

             Total property, plant, and equipment - net         $  7,106      $  9,183
                                                                ========      ========

      Depreciation charged to operations was $2,077 each year. Depreciation related to discontinued operations for the period January 1, 1999 to March 5, 1999 was $27,026.

5.    INCOME TAXES

      There is no current or deferred income tax expense for the year ended December 31, 2000 and 1999. The actual tax expense (benefit) differs from the expected tax benefit (computed at the U.S. federal corporate tax rate of 34.0% applied to earnings before income taxes) for the following reasons:

                                                                2000            1999
             Expected tax expense (benefit)                  $ (34,392)      $(453,152)
             Valuation allowance                                34,392         453,152
                                                             ---------       ---------

                                                             $       -       $       -
                                                             =========       =========

      The tax effects of each type of significant item that gives rise to the deferred taxes are:

                                                                                        2000              1999
             Deferred Tax Asset:
                 Allowance for loan losses                                          $    11,336       $    11,336
                 Net unrealized loss on investments                                     389,866           506,757
                 Net unrealized loss on real estate                                     242,384           314,314
                 Net operating loss carryforwards                                     1,016,123           595,000
                 Net unrealized loss on securities available for sale                     8,197             8,223
                 Other                                                                   17,306            17,305
                                                                                    -----------       -----------

             Deferred tax asset                                                       1,685,212         1,452,935
                 Less:  Valuation allowance                                          (1,665,922)       (1,433,507)
                                                                                    -----------       -----------

             Net deferred tax asset                                                 $    19,290       $    19,428
                                                                                    ===========       ===========

             Deferred Tax Liability:
                 Depreciation                                                       $     1,854       $     1,992
                 Other                                                                   17,436            17,436
                                                                                    -----------       -----------

                 Deferred tax liability                                             $    19,290       $    19,428
                                                                                    ===========       ===========

      During the year ended December 31, 2000 and 1999, the Company recorded a valuation allowance of $1,665,922 and $1,433,507, respectively, on the net deferred tax assets to reduce the total amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

      The Company has net operating loss carryforwards of approximately $2.7 million for federal income tax purposes, which expire beginning in 2012.

6.    PREFERRED STOCK

      At December 31, 2000 and 1999, the Company had 52,500 and 53,500 shares, respectively, of nonvoting Series A Preferred Stock outstanding. Each Series A share was issued with ten attached warrants which allow for the purchase of common stock at $6.00 per share within three years of date of issue. Since all of the Series A Preferred Stock was issued prior to June 30, 1995, the warrants have expired. The stock pays dividends at a 6% rate ($2.40 per share) and is convertible into ten shares of common stock at $4.00 per share.

7.    COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the aggregate of the proceedings will not have a material effect on the Company's financial position or results of operations.

8.    LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

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

      The effect of reinsurance on premiums earned is as follows:

                                                                        1999

             Premiums assessed against policyholders                $ 1,685,550
             Reinsurance ceded                                          (19,602)
                                                                    -----------

             Net premium earned                                     $ 1,665,948
                                                                    ===========

      The Company evaluates the financial condition of its reinsurer and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurer to minimize its exposure to significant losses for reinsurance insolvencies.

9.    DISCLOSURES CONCERNING THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

           Real Estate and Other Investments - The carrying amount is a reasonable estimate of the fair value.

      The estimated fair values of the Company's financial instruments are as follows:

                                                              2000                            1999
                                                   -------------------------       --------------------------
                                                    Carrying         Fair           Carrying          Fair
                                                     Amount          Value           Amount           Value
           Venture capital investments
               for which it is practicable to
               estimate fair value                 $        -      $        -      $   65,000      $   65,000
                                                   ==========      ==========      ==========      ==========

10.   INDUSTRY SEGMENT INFORMATION

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

                                                                                   2000               1999
           Revenues:
               Venture capital and other investments                            $   355,411       $   177,737
               Title insurance                                                            -         2,280,751
                                                                                -----------       -----------

                                                                                $   355,411       $ 2,458,488
                                                                                ===========       ===========
           Earnings (losses) before income taxes:
               Venture capital and other investments                            $  (101,154)      $(1,332,799)
               Title insurance                                                            -           122,115
                                                                                -----------       -----------

                                                                                $  (101,154)      $(1,210,684)
                                                                                ===========       ===========
           Identifiable assets:
               Venture capital and other investments                            $ 5,091,635       $ 5,333,353
                                                                                ===========       ===========

11.   OTHER COMPREHENSIVE INCOME

                                                                                 December 31, 2000
                                                                      ----------------------------------------
                                                                                        Tax
                                                                      Before-Tax      Benefit       Net-of-tax
                                                                        Amount       (Expense)        Amount
           Unrealized losses on securities:
               Unrealized holding losses arising
                   during period                                      $ (49,120)     $  16,701      $ (32,419)

           Reclassification adjustment for losses
               recognized in net loss                                    75,876        (25,798)     $  50,078
                                                                      ---------      ---------      ---------

           Other comprehensive income                                 $  26,756      $  (9,097)     $  17,659
                                                                      =========      =========      =========

                                                                                        December 31, 1999
                                                                        -------------------------------------------------
                                                                          Before-Tax           Tax            Net-of-tax
                                                                           Amount             Benefit           Amount
           Unrealized losses on securities:
               Unrealized holding losses arising
                   during period                                        $    (66,284)      $     14,920      $    (51,364)
                                                                        ------------       ------------      ------------

           Other comprehensive loss                                     $    (66,284)      $     14,920      $    (51,364)
                                                                        ============       ============      ============


                                   * * * * * *

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRSTMARK CORP.



Date:  April 4, 2001                   By: /s/ Donald V. Cruickshanks
                                           -------------------------------------
                                           Donald V. Cruickshanks
                                           President and Chief Executive Officer

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

                  Signature                                       Title                              Date
                  ---------                                       -----                              ----

         /s/ Donald V. Cruickshanks                   President and Chief Executive             April 4, 2001
-------------------------------------------               Officer and Director
           Donald V. Cruickshanks                     (Principal Executive Officer)


             /s/ Ronald C. Britt                  Chief Financial Officer, Secretary and        April 4, 2001
-------------------------------------------         Treasurer (Principal Financial and
              Ronald C. Britt                               Accounting Officer)


            /s/ Arch Aplin III                                   Director                       April 4, 2001
-------------------------------------------
              Arch Aplin III


            /s/ Robert J. Ellis                                  Director                       April 4, 2001
-------------------------------------------
              Robert J. Ellis