Form 10QSB
period 2001-03-31
FIRSTMARK CORP /ME/
filed 2001-05-21
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

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

          5,342,043 shares of common stock, par value $0.20 per share, outstanding as of May 17, 2001

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS

                                                                                            Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                         March 31, 2001 (Unaudited) and December 31, 2000.......................3

                  Consolidated Statements of Operations (Unaudited)
                         Three Months Ended March 31, 2001 and 2000.............................5

                  Consolidated Statements of Cash Flows (Unaudited)
                         Three Months Ended March 31, 2001 and 2000.............................6

                  Notes to Consolidated Financial Statements (Unaudited)........................7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operation...............................................8


Part II.      Other Information

         Item 1.  Legal Proceedings............................................................10

         Item 2.  Changes in Securities and Use of Proceeds....................................10

         Item 3.  Defaults Upon Senior Securities..............................................10

         Item 4.  Submission of Matters to a Vote of Security Holders..........................10

         Item 5.  Other Information............................................................10

         Item 6.  Exhibits and Reports on Form 8-K.............................................10


                         PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

================================================================================

ASSETS

                                                          March 31, 2001    December 31, 2000
                                                          --------------    -----------------
                                                           (Unaudited)
Cash and cash equivalents                                   $4,276,264         $4,680,993

Receivables - other, net                                            --              7,173

Investments:
     Marketable securities                                      25,719             35,134
     Real estate and other investments                         270,724            316,751
                                                            ----------         ----------

         Total investments                                     296,443            351,885
                                                            ----------         ----------

Other assets:
     Property, plant and equipment - net                         6,587              7,106
     Deferred tax asset - net of valuation allowance            19,290             19,290
     Other assets                                               14,629             25,188
                                                            ----------         ----------

         Total other assets                                     40,506             51,584
                                                            ----------         ----------

TOTAL ASSETS                                                $4,613,213         $5,091,635
                                                            ==========         ==========


FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       March 31, 2001         December 31, 2000
                                                                       --------------         -----------------
                                                                         (Unaudited)
LIABILITIES:
     Accounts payable and other liabilities                             $     71,407             $     69,717
     Deferred tax liability                                                   19,290                   19,290
                                                                        ------------             ------------

         Total liabilities                                                    90,697                   89,007
                                                                        ------------             ------------


STOCKHOLDERS' EQUITY:
     Preferred stock, Series A, $0.20 par value -
       authorized 250,000 shares; issued:
       2001 - 35,500 shares, 2000 - 52,500 shares
       (liquidation preference: 2001 - $1,420,000
       2000 - $2,100,000)                                                      7,100                   10,500
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 5,501,430 shares                          1,100,286                1,100,286
     Additional paid-in capital - preferred                                1,524,689                1,998,289
     Additional paid-in capital - common                                  11,298,177               11,298,177
     Retained earnings (deficit)                                          (8,797,132)              (8,798,918)
     Treasury stock, at cost - 159,387 shares                               (589,513)                (589,513)
     Net accumulated comprehensive income -
       net of taxes                                                          (21,091)                 (16,193)
                                                                        ------------             ------------

         Total stockholders' equity                                        4,522,516                5,002,628
                                                                        ------------             ------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                               $  4,613,213             $  5,091,635
                                                                        ============             ============


The accompanying notes are an integral part of these financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

================================================================================

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                       ---------
                                                                                2001               2000
                                                                                ----               ----
REVENUES:
    Interest and dividends                                                   $    63,031       $    81,939
    Investment gains, net                                                         24,520            23,951
                                                                             -----------       -----------

         Total revenues                                                           87,551           105,890
                                                                             -----------       -----------

EXPENSES:

    General and administrative expenses                                           54,566            89,925
                                                                             -----------       -----------

         Income before income taxes                                               32,985            15,965

INCOME TAX (BENEFIT) EXPENSE                                                          --                --
                                                                             -----------       -----------

NET INCOME                                                                        32,985            15,965
                                                                             -----------       -----------

PREFERRED STOCK DIVIDEND                                                          31,200            32,100
                                                                             -----------       -----------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                                      1,785           (16,135)
                                                                             -----------       -----------

Other comprehensive income (loss) - net of tax
       Unrealized holding gains arising during period                              2,563            41,612
     Less: Reclassification adjustment for gains included in net income           (7,461)               --
                                                                             -----------       -----------

Other comprehensive income (loss)                                                 (4,898)           41,612
                                                                             -----------       -----------

COMPREHENSIVE INCOME (LOSS) APPLICABLE TO COMMON SHARES                      $    (3,113)      $    25,477
                                                                             ===========       ===========

Basic and diluted earnings (loss) per common share:
        Net income (loss) per common share                                   $      0.00       $      0.00
                                                                             ===========       ===========

       Comprehensive income (loss) applicable to common shares               $      0.00       $      0.00
                                                                             ===========       ===========


Weighted - average number of shares outstanding                                5,342,043         5,322,043
                                                                             ===========       ===========


The accompanying notes are an integral part of these financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

================================================================================

                                                                             Three Months Ended
                                                                                  March 31,
                                                                                  ---------
                                                                           2001              2000
                                                                           ----              ----
OPERATING ACTIVITIES
     Net income                                                        $    32,985       $    15,965
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities
         Depreciation and amortization                                         519               519
         Gain on sale of marketable securities                             (24,520)               --
         Gain on sale of venture capital investments                            --           (25,000)
         Net loss on sale of real estate investments                            --             2,072
         Other non-cash changes                                              2,523           (11,424)
         Changes in assets and liabilities:
           Decrease in:
              Accounts receivable                                            7,173            11,619
              Prepaid expenses and other current assets                     10,559             9,489
           Increase (decrease) in:
              Accounts payable and other liabilities                         1,690           (44,232)
                                                                       -----------       -----------


         Net cash provided (used) by operating activities                   30,929           (40,992)
                                                                       -----------       -----------

Cash flows from Investing Activities
     Increase in real estate investments                                    (2,750)           (4,308)
     Proceeds from sale of marketable securities                            26,515                --
     Proceeds from sale of venture capital investments                          --            75,000
     Proceeds from sale of real estate investments                          48,777            38,228
                                                                       -----------       -----------

         Net cash provided by investing activities                          72,542           108,920
                                                                       -----------       -----------

Cash flows from Financing Activities
     Preferred stock dividends                                             (31,200)          (32,100)
     Purchase of preferred stock                                          (477,000)               --
                                                                       -----------       -----------

         Net cash used by financing activities                            (508,200)          (32,100)
                                                                       -----------       -----------

Net change in cash and cash equivalents                                   (404,729)           35,828

Cash and cash equivalents, beginning of period                           4,680,993         4,541,344
                                                                       -----------       -----------

Cash and cash equivalents, end of period                               $ 4,276,264       $ 4,577,172
                                                                       ===========       ===========


The accompanying notes are an integral part of these financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

================================================================================

BASIS OF PRESENTATION

1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 of Firstmark Corp. (the "Company"), as filed with the Securities and Exchange Commission (the "Commission"). The December 31, 2000 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

         On March 5, 1999, the Company sold Investors Southern Corporation ("ISC") and its subsidiaries, including STIC, to Old Guard Group, Inc. ("Old Guard") for $6.75 million in cash and a three year earn-out in cash based on the pre-tax net income of ISC and its subsidiaries, including STIC, for each of the fiscal years ending December 31, 1999, 2000 and 2001. A complete discussion of the Company's business is contained in Item 1, Description of Business, of the Company's Annual Report on Form 10-KSB (the "Form 10-KSB"), filed with the Securities and Exchange Commission on April 5, 2001.

Results of Operations

                        Three Months ended March 31, 2001
                compared to the Three Months ended March 31, 2000
                -------------------------------------------------

         Interest and dividends revenue amounted to approximately $63,000 in the current quarter compared to $82,000 in the comparable quarter of the prior year. This decrease results from a lower amount invested at a lower rate in the current year quarter as compared to the prior year quarter. Net investment gains relating to the sale of marketable securities amounted to approximately $25,000 in the quarter ended March 31, 2001. Net investment gains relating to sales of venture capital and real estate investments amounted to approximately $24,000 in the prior year quarter.

         General and administrative expenses decreased by approximately $35,000 during the current quarter compared to the prior year quarter. This decrease is primarily the result of lower accounting, legal and other fees.

Liquidity and Capital Resources

         At March 31, 2001, the Company's cash and cash equivalents amounted to approximately $4.3 million, which is expected to exceed its obligations as they become due. During the first quarter of 2001, the Company redeemed 17,000 shares of its Series A preferred stock.

 Recent Accounting Pronouncements

         Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under FAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of derivative. The Company adopted FAS No. 133 effective January 1, 2001. The adoption of FAS No. 133 did not have a significant impact on the financial position, results of operation or cash flows of the Company.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           None.

                  (b)      Reports on Form 8-K

                           On February 13, 2001, the Company filed a Form 8-K with the Commission to report the resignation of George H. Morison and Steven P. Settlage from its Board of Directors and the appointment of Arch Aplin, III and Robert J. Ellis to its Board of Directors. The change was in connection with the purchase by Mr. Aplin of Company common stock owned by Messrs. Morison and Settlage and Donald V. Cruickshanks, the Company's President and Chief Executive Officer.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FIRSTMARK CORP.



Date:  May 18, 2001                       /s/ Donald V. Cruickshanks
                                          --------------------------------------
                                          Donald V. Cruickshanks
                                          President and Chief Executive Officer



Date:  May 18, 2001                       /s/ Ronald C. Britt
                                          --------------------------------------
                                          Ronald C. Britt
                                          Chief Financial Officer