Form 10QSB
period 2001-06-30
FIRSTMARK CORP /ME/
filed 2001-08-14
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001

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

          5,342,043 shares of common stock, par value $0.20 per share, outstanding as of July 31, 2001

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS

                                                                                            Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                           June 30, 2001 and December 31, 2000..................................3

                  Consolidated Statements of Operations
                           Six Months and Three Months Ended
                           June 30, 2001 and 2000...............................................5

                  Consolidated Statements of Cash Flows
                           Six Months Ended June 30, 2001 and 2000..............................6

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

         Item 3.  Defaults Upon Senior Securities..............................................11

         Item 4.  Submission of Matters to a Vote of Security Holders..........................11

         Item 5.  Other Information............................................................11

         Item 6.  Exhibits and Reports on Form 8-K.............................................11


                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

===========================================================================================

ASSETS

                                                         June 30, 2001    December 31, 2000
                                                         -------------    -----------------
                                                          (Unaudited)
Cash and cash equivalents                                   $4,234,180        $4,680,993

Receivables - other, net                                            --             7,173

Investments:
     Marketable securities                                      28,043            35,134
     Real estate and other investments                         205,572           316,751
                                                            ----------        ----------

         Total investments                                     233,615           351,885
                                                            ----------        ----------

Other assets:
     Property, plant and equipment - net                         6,068             7,106
     Deferred tax asset - net of valuation allowance            19,290            19,290
     Other assets                                                7,828            25,188
                                                            ----------        ----------

         Total other assets                                     33,186            51,584
                                                            ----------        ----------

TOTAL ASSETS                                                $4,500,981        $5,091,635
                                                            ==========        ==========

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         June 30, 2001     December 31, 2000
                                                         -------------     -----------------
                                                          (Unaudited)
LIABILITIES:
     Accounts payable and other liabilities               $     62,015         $     69,717
     Deferred tax liability                                     19,290               19,290
                                                          ------------         ------------

         Total liabilities                                      81,305               89,007
                                                          ------------         ------------


STOCKHOLDERS' EQUITY:
     Preferred stock, Series A, $0.20 par value -
       authorized 250,000 shares; issued:
       2001 - 35,500 shares, 2000 - 52,500 shares
       (liquidation preference: 2001 - $1,420,000,
       2000 - $2,100,000)                                        7,100               10,500
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 5,501,430 shares            1,100,286            1,100,286
     Additional paid-in capital - preferred                  1,524,689            1,998,289
     Additional paid-in capital - common                    11,298,177           11,298,177
     Retained earnings (deficit)                            (8,901,506)          (8,798,918)
     Treasury stock, at cost - 159,387 shares                 (589,513)            (589,513)
     Net accumulated comprehensive income (loss) -
       net of taxes                                            (19,557)             (16,193)
                                                          ------------         ------------

         Total stockholders' equity                          4,419,676            5,002,628
                                                          ------------         ------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                 $  4,500,981         $  5,091,635
                                                          ============         ============


The accompanying notes are an integral part of these financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

============================================================================================================================

                                                                       Six Months Ended               Three Months Ended
                                                                           June 30,                         June 30,
                                                                           --------                         --------
                                                                      2001           2000             2001            2000
                                                                      ----           ----             ----            ----
REVENUES
    Interest and dividends                                        $   108,523     $   151,741     $    45,492     $    69,802
    Investment gains, net                                              30,617          25,097           6,097           1,145
                                                                  -----------     -----------     -----------     -----------

          Total revenues                                              139,140         176,838          51,589          70,947
                                                                  -----------     -----------     -----------     -----------

EXPENSES
    Write-offs of loans and investments                                69,518              --          69,518              --
    General and administrative expenses                               119,710         180,917          65,145          90,992
                                                                  -----------     -----------     -----------     -----------
         Total expenses                                               189,228         180,917         134,663          90,992
                                                                  -----------     -----------     -----------     -----------

         Loss before  income taxes                                    (50,088)         (4,079)        (83,074)        (20,045)

INCOME TAX (BENEFIT) EXPENSE                                               --              --              --              --
                                                                  -----------     -----------     -----------     -----------

NET LOSS                                                              (50,088)         (4,079)        (83,074)        (20,045)

PREFERRED STOCK DIVIDEND                                               52,500          64,200          21,300          32,100
                                                                  -----------     -----------     -----------     -----------

NET LOSS APPLICABLE TO COMMON SHARES                                 (102,588)        (68,279)       (104,374)        (52,145)
                                                                  -----------     -----------     -----------     -----------

Other comprehensive income (loss) - net of tax
       Unrealized holding gains (losses) arising during period          4,097         (42,572)          1,534         (32,820)
       Less: Reclassification adjustment for gains included
               in net loss                                             (7,461)             --              --              --
                                                                  ===========     ===========     ===========     ===========

Other comprehensive income (loss)                                      (3,364)        (42,572)          1,534         (32,820)
                                                                  ===========     ===========     ===========     ===========

COMPREHENSIVE LOSS APPLICABLE TO COMMON
SHARES                                                            $  (105,952)    $  (110,851)    $  (102,840)    $   (84,965)
                                                                  ===========     ===========     ===========     ===========

Basic and diluted loss per common share:
    Net loss per common share                                     $     (0.02)    $     (0.01)    $     (0.02)    $     (0.01)
                                                                  ===========     ===========     ===========     ===========

    Comprehensive loss applicable to common shares                $     (0.02)    $     (0.02)    $     (0.02)    $     (0.02)
                                                                  ===========     ===========     ===========     ===========

Weighted - average number of shares outstanding                     5,342,043       5,322,043       5,342,043       5,322,043
                                                                  ===========     ===========     ===========     ===========



The accompanying notes are an integral part of these financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

===================================================================================================

                                                                           Six Months Ended
                                                                                June 30,
                                                                                --------
                                                                       2001                  2000
                                                                       ----                  ----
OPERATING ACTIVITIES
     Net loss                                                      $   (50,088)        $    (4,079)
     Adjustments to reconcile net loss to net cash provided
       (used) by operating activities
         Depreciation and amortization                                   1,038               1,038
         Write-offs of loans and investments                            69,518                  --
         Gain on sale of marketable securities                         (24,520)                 --
         Gain on sale of venture capital investments                        --             (25,000)
         Net (gain) loss on sale of real estate investments             (6,097)                926
         Other non-cash changes                                          1,732             (11,426)
         Changes in assets and liabilities:
           Decrease in:
              Accounts receivable                                        7,173             179,303
              Other assets                                              17,360              16,989
           Decrease in:
              Accounts payable and other liabilities                    (7,702)            (53,153)
                                                                   -----------         -----------

         Net cash provided by operating activities                       8,414             104,598
                                                                   -----------         -----------

Cash flows from Investing Activities
     Increase in real estate investments                                (7,116)             (7,058)
     Proceeds from sale of marketable securities                        26,515                  --
     Proceeds from sale of venture capital investments                      --              75,000
     Proceeds from sale of real estate investments                      54,874              94,324
                                                                   -----------         -----------

         Net cash provided by investing activities                      74,273             162,266
                                                                   -----------         -----------

Cash flows from Financing Activities
     Preferred stock dividends                                         (52,500)            (64,200)
     Purchase of preferred stock                                      (477,000)                 --
                                                                   -----------         -----------

         Net cash used by financing activities                        (529,500)            (64,200)
                                                                   -----------         -----------

Net change in cash and cash equivalents                               (446,813)            202,664

Cash and cash equivalents, beginning of period                       4,680,993           4,541,344
                                                                   -----------         -----------

Cash and cash equivalents, end of period                           $ 4,234,180         $ 4,744,008
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations

                         Six Months Ended June 30, 2001
                 Compared to the Six Months Ended June 30, 2000
                 ----------------------------------------------

         Interest and dividends revenue amounted to approximately $109,000 in the six months ended June 30, 2001 as compared to $152,000 in the comparable period of the prior year. This decrease results from investment of lesser amounts at lower rates during the current year period as compared to the prior year period. Net investment gains relating to sales of marketable securities, venture capital and real estate investments amounted to approximately $31,000 and $25,000 for the six months ended June 30, 2001 and 2000, respectively.

         General and administrative expenses decreased by approximately $61,000 during the six months ended June 30, 2001 compared to the comparable prior year period. This decrease is primarily the result of lower legal ($40,000) and accounting ($21,000) fees in the current year period. The Company recorded an additional provision of approximately $70,000 in the current year to reduce the carrying value of its investment in certain real estate to reflect current market conditions. There were no write-offs of loans and investments in the prior year period.

                        Three Months Ended June 30, 2001
                Compared to the Three Months Ended June 30, 2000
                ------------------------------------------------

         Interest and dividends revenue amounted to approximately $45,000 in the current quarter compared to $70,000 in the comparable quarter of the prior year. This decrease results from investment of lesser amounts at lower rates during the current year quarter compared to the prior year quarter. Net investment gains relating to sales of real estate investments amounted to approximately $6,000 and $1,000 for the quarters ended June 30, 2001 and 2000, respectively.

         General and administrative expenses decreased by approximately $26,000 during the current quarter compared to the prior year quarter. This decrease is primarily the result of lower legal fees ($37,000), which were partially offset by a net increase in other fees and expenses. The Company recorded an additional provision of approximately $70,000 in the current year to reduce the carrying value of its investment in certain real estate to reflect current market conditions. There were no write-offs of loans and investments in the prior year period.

Liquidity and Capital Resources

         At June 30, 2001, the Company's cash and cash equivalents amounted to approximately $4.2 million, which is expected to exceed its obligations as they become due. During the first quarter of 2001, the Company redeemed 17,000 shares of its Series A Preferred Stock.

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

         In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141, "Business Combinations." FAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued FAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. FAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. FAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Management's assessment is that these Statements will not have a material effect on the Company's financial position or results of operations.

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


                                           FIRSTMARK CORP.



Date:  August 14, 2001                     /s/ Donald V. Cruickshanks
                                           -------------------------------------
                                           Donald V. Cruickshanks
                                           President and Chief Executive Officer



Date:  August 14, 2001                     /s/ Ronald C. Britt
                                           -------------------------------------
                                           Ronald C. Britt
                                           Chief Financial Officer