Form 10QSB
period 2001-09-30
FIRSTMARK CORP /ME/
filed 2001-11-13
CIK 820588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

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

          5,342,043 shares of common stock, par value $0.20 per share, outstanding as of October 31, 2001

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS

                                                                                     Page No.
Part I.   Financial Information

       Item 1.  Financial Statements

                Consolidated Balance Sheets
                     September 30, 2001 and December 31, 2000............................3

                Consolidated Statements of Operations
                     Nine Months and Three Months Ended
                     September 30, 2001 and 2000.........................................5

                Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 2001 and 2000.......................6

                Notes to Consolidated Financial Statements...............................7

       Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...........................................8


Part II.  Other Information

       Item 1.  Legal Proceedings.......................................................11

       Item 2.  Changes in Securities and Use of Proceeds...............................11

       Item 3.  Defaults Upon Senior Securities.........................................11

       Item 4.  Submission of Matters to a Vote of Security Holders.....................11

       Item 5.  Other Information.......................................................11

       Item 6.  Exhibits and Reports on Form 8-K........................................11


                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

================================================================================

ASSETS

                                                       September 30, 2001  December 31, 2000
                                                       ------------------  -----------------
                                                          (Unaudited)
Cash and cash equivalents                                   $4,194,546         $4,680,993

Receivables - other, net                                            --              7,173

Investments:
     Marketable securities                                      22,128             35,134
     Real estate and other investments                         202,326            316,751
                                                            ----------         ----------

         Total investments                                     224,454            351,885
                                                            ----------         ----------

Other assets:
     Property, plant and equipment - net                         5,548              7,106
     Deferred tax asset - net of valuation allowance            19,290             19,290
     Other assets                                                7,046             25,188
                                                            ----------         ----------

         Total other assets                                     31,884             51,584
                                                            ----------         ----------

TOTAL ASSETS                                                $4,450,884         $5,091,635
                                                            ==========         ==========

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      September 30, 2001   December 31, 2000
                                                      ------------------   -----------------
                                                         (Unaudited)
LIABILITIES:
     Accounts payable and other liabilities               $    58,516         $    69,717
     Deferred tax liability                                    19,290              19,290
                                                          -----------         -----------

         Total liabilities                                     77,806              89,007
                                                          -----------         -----------


STOCKHOLDERS' EQUITY:
     Preferred stock, Series A, $0.20 par value -
       authorized 250,000 shares; issued:
       2001 - 35,500 shares, 2000 - 52,500 shares
       (liquidation preference: 2001 - $1,420,000,
       2000 - $2,100,000)                                       7,100              10,500
     Common stock, $0.20 par value - authorized
       30,000,000 shares; issued 5,501,430 shares           1,100,286           1,100,286
     Additional paid-in capital - preferred                 1,524,689           1,998,289
     Additional paid-in capital - common                   11,298,177          11,298,177
     Retained earnings (deficit)                           (8,944,200)         (8,798,918)
     Treasury stock, at cost - 159,387 shares                (589,513)           (589,513)
     Net accumulated comprehensive income (loss) -
       net of taxes                                           (23,461)            (16,193)
                                                          -----------         -----------

         Total stockholders' equity                         4,373,078           5,002,628
                                                          -----------         -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                 $ 4,450,884         $ 5,091,635
                                                          ===========         ===========


The accompanying notes are an integral part of these financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

================================================================================

                                                                        Nine Months Ended             Three Months Ended
                                                                          September 30,                  September 30,
                                                                          -------------                  -------------
                                                                      2001            2000            2001            2000
                                                                      ----            ----            ----            ----
REVENUES
        Interest and dividends                                    $   144,204     $   238,050     $    35,680     $    86,309
        Investment gains, net                                          30,617          25,141              --              44
                                                                  -----------     -----------     -----------     -----------

          Total revenues                                              174,821         263,191          35,680          86,353
                                                                  -----------     -----------     -----------     -----------

EXPENSES
        Write-offs of loans and investments                            75,515              --           5,997              --
        General and administrative expenses                           170,789         269,013          51,078          88,096
                                                                  -----------     -----------     -----------     -----------

         Total expenses                                               246,304         269,013          57,075          88,096
                                                                  -----------     -----------     -----------     -----------

         Loss before  income taxes                                    (71,483)         (5,822)        (21,395)         (1,743)

INCOME TAX (BENEFIT) EXPENSE                                               --              --              --              --
                                                                  -----------     -----------     -----------     -----------

NET LOSS                                                              (71,483)         (5,822)        (21,395)         (1,743)

PREFERRED STOCK DIVIDEND                                               73,800          96,300          21,300          32,100
                                                                  -----------     -----------     -----------     -----------

NET LOSS APPLICABLE TO COMMON SHARES                                 (145,283)       (102,122)        (42,695)        (33,843)
                                                                  -----------     -----------     -----------     -----------

Other comprehensive income (loss) - net of tax
       Unrealized holding gains (losses) arising during period            193          (2,296)         (3,904)        (11,088)
       Less: Reclassification adjustment for gains included
                     in net loss                                       (7,461)             --              --              --
                                                                  ===========     ===========     ===========     ===========

Other comprehensive income (loss)                                      (7,268)         (2,296)         (3,904)        (11,088)
                                                                  ===========     ===========     ===========     ===========

COMPREHENSIVE LOSS APPLICABLE TO COMMON SHARES                    $  (152,551)    $  (104,418)    $   (46,599)    $   (44,931)
                                                                  ===========     ===========     ===========     ===========

Basic and diluted loss per common share:
    Net loss per common share                                     $     (0.03)    $     (0.02)    $     (0.01)    $     (0.01)
                                                                  ===========     ===========     ===========     ===========

   Comprehensive loss applicable to common shares                 $     (0.03)    $     (0.02)    $     (0.01)    $     (0.01)
                                                                  ===========     ===========     ===========     ===========

Weighted - average number of shares outstanding                     5,342,043       5,324,525       5,342,043       5,329,434
                                                                  ===========     ===========     ===========     ===========



The accompanying notes are an integral part of these financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

================================================================================

                                                                           Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                         2001               2000
                                                                         ----               ----
OPERATING ACTIVITIES
     Net loss                                                        $   (71,483)      $    (5,822)
     Adjustments to reconcile net loss to net cash provided
       (used) by operating activities
         Depreciation and amortization                                     1,558             1,557
         Write-offs of loans and investments                              75,515                --
         Gain on sale of marketable securities                           (24,520)               --
         Gain on sale of venture capital investments                          --           (25,000)
         Net (gain) loss on sale of real estate investments               (6,097)              926
         Other non-cash changes                                            3,743             3,507
         Changes in assets and liabilities:
           Decrease in:
              Accounts receivable                                          7,173           179,303
              Other assets                                                18,142            20,739
           Decrease in:
              Accounts payable and other liabilities                     (11,201)          (49,919)
                                                                     -----------       -----------

         Net cash provided by operating activities                        (7,170)          125,291
                                                                     -----------       -----------

Cash flows from Investing Activities
     Increase in real estate investments                                  (9,866)           (9,808)
     Proceeds from sale of marketable securities                          26,515                --
     Proceeds from sale of venture capital investments                        --            75,000
     Proceeds from sale of real estate investments                        54,874            94,324
                                                                     -----------       -----------

         Net cash provided by investing activities                        71,523           159,516
                                                                     -----------       -----------

Cash flows from Financing Activities
     Preferred stock dividends                                           (73,800)          (96,300)
     Purchase of preferred stock                                        (477,000)               --
                                                                     -----------       -----------

         Net cash used by financing activities                          (550,800)          (96,300)
                                                                     -----------       -----------

Net change in cash and cash equivalents                                 (486,447)          188,507

Cash and cash equivalents, beginning of period                         4,680,993         4,541,344
                                                                     -----------       -----------

Cash and cash equivalents, end of period                             $ 4,194,546       $ 4,729,851
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations

                      Nine Months Ended September 30, 2001
              Compared to the Nine Months Ended September 30, 2000
              ----------------------------------------------------

         Interest and dividends revenue amounted to approximately $144,000 in the nine months ended September 30, 2001 as compared to $238,000 in the comparable period of the prior year. This decrease results from investment of lesser amounts at lower rates during the current year period as compared to the prior year period. Net investment gains relating to sales of marketable securities, venture capital and real estate investments amounted to approximately $31,000 and $25,000 for the nine months ended September 30, 2001 and 2000, respectively.

         General and administrative expenses decreased by approximately $98,000 during the nine months ended September 30, 2001 compared to the comparable prior year period. This decrease is primarily the result of lower legal ($68,000) and accounting ($19,000) fees in the current year period. The Company recorded an additional provision of approximately $76,000 in the current year to reduce the carrying value of its investment in certain real estate to reflect current market conditions. There were no write-offs of loans and investments in the prior year period.

                      Three Months Ended September 30, 2001
              Compared to the Three Months Ended September 30, 2000
              -----------------------------------------------------

         Interest and dividends revenue amounted to approximately $36,000 in the current quarter compared to $86,000 in the comparable quarter of the prior year. This decrease results from investment of lesser amounts at lower rates during the current year quarter compared to the prior year quarter.

         General and administrative expenses decreased by approximately $37,000 during the current quarter compared to the prior year quarter. This decrease is primarily the result of lower legal fees ($29,000) in the current year period. The Company recorded an additional provision of approximately $6,000 in the current year period to reduce the carrying value of its investment in certain real estate to reflect its net realizable value. There were no write-offs of loans and investments in the prior year period.

Liquidity and Capital Resources

         At September 30, 2001, the Company's cash and cash equivalents amounted to approximately $4.2 million, which is expected to exceed its obligations as they become due. During the first quarter of 2001, the Company redeemed 17,000 shares of its Series A Preferred Stock.

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

         In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing FAS 143.

         In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the
Results of Operations-Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This Statement is effective for fiscal years beginning after December 15, 2001. FAS No. 144 retains many of the provisions of FAS No. 121, but addresses certain implementation issues associated with that Statement. The Company is currently evaluating the impact of implementing FAS No. 142.

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

             Not applicable.

Item 2.      Changes in Securities and Use of Proceeds

             Not applicable.

Item 3.      Defaults Upon Senior Securities

             Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

             Not applicable.

Item 5.      Other Information

             As previously reported in the Form 10-KSB, the Company filed in March 2000 an application with the Securities and Exchange Commission ("Commission") for an order exempting it from all provisions of the Investment Company Act of 1940, as amended (the "1940 Act"). The Commission issued an order granting the Company's application on October 31, 2001. The order exempts the Company from all provisions of the 1940 Act until the earlier of one year from October 31, 2001 or the date that the Company no longer may be deemed to be an investment company.

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


                                           FIRSTMARK CORP.



Date:  November 13, 2001                   /s/ Donald V. Cruickshanks
                                           -------------------------------------
                                           Donald V. Cruickshanks
                                           President and Chief Executive Officer



Date:  November 13, 2001                   /s/ Ronald C. Britt
                                           -------------------------------------
                                           Ronald C. Britt
                                           Chief Financial Officer