Form 10KSB40
period 2001-12-31
FIRSTMARK CORP /ME/
filed 2002-03-28
CIK 820588

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-20806

                                 FIRSTMARK CORP.
                 (Name of Small Business Issuer in its Charter)

                   MAINE                                        01-0389195
        (State or Other Jurisdiction                         (I.R.S. Employer
     of Incorporation or Organization)                      Identification No.)

        2700 VIA FORTUNA, SUITE 400
               AUSTIN, TEXAS                                       78746
  (Address of Principal Executive Offices)                      (Zip Code)

                                 (512) 306-5282
                (Issuer's Telephone Number, Including Area Code)

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
                                                                  Yes  X  No
                                                                      ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

         The issuer's revenues for the fiscal year ended December 31, 2001 were $197,654.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sales price of such stock on March 27, 2002 was $1,081,498.

         The number of shares outstanding of Common Stock, as of March 29, 2002 was 5,342,043.

                                TABLE OF CONTENTS


                                                      PART I
                                                                                                               Page
                                                                                                               ----

Item 1.           Description of Business.......................................................................3

Item 2.           Description of Property.......................................................................4

Item 3.           Legal Proceedings.............................................................................5

Item 4.           Submission of Matters to a Vote of Security Holders...........................................5


                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters......................................5

Item 6.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operation......................................................................5

Item 7.           Financial Statements..........................................................................8

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure........................................................9


                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.............................................9

Item 10.          Executive Compensation.......................................................................11

Item 11.          Security Ownership of Certain Beneficial Owners and Management...............................11

Item 12.          Certain Relationships and Related Transactions...............................................13

Item 13.          Exhibits, List and Reports on Form 8-K.......................................................13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Firstmark Corp. (the "Company") was incorporated in Maine on October 28, 1982. From June 1996 until March 5, 1999, the Company was principally engaged in the business of issuing title insurance through a subsidiary, Southern Title Insurance Corporation ("STIC"). See "Business and Operational Developments -- Sale of STIC." Currently, the Company is actively seeking the acquisition of an operating company through merger or acquisition.

BUSINESS AND OPERATIONAL DEVELOPMENTS

         Sale of STIC. On March 5, 1999, the Company sold all of the issued and outstanding capital stock of one of its subsidiaries, Investors Southern Corporation ("ISC") (the "Asset Sale"), pursuant to a Stock Purchase Agreement by and among the Company, Southern Capital Acquisition Corporation ("SCAC"), ISC and STIC and Old Guard Group, Inc., a Pennsylvania corporation ("Old Guard"), dated as of December 2, 1998 (the "Stock Purchase Agreement"). The Company was the parent company of SCAC, which owned all of the outstanding shares of the capital stock of ISC prior to the Asset Sale. ISC was a holding company that owned all of the outstanding shares of the capital stock of STIC, as well as several other entities conducting activities related to the title insurance and settlement business. As a result of the Asset Sale, ISC and STIC became wholly owned subsidiaries of Old Guard.

         The purchase price paid by Old Guard consisted of cash paid upon the consummation of the Asset Sale and a three year earn-out to be paid in cash in 2000, 2001 and 2002. Upon the consummation of the Asset Sale, Old Guard paid SCAC $6.75 million. The Company received an earn-out payment in the amount of approximately $168,000 for the fiscal year ended December 31, 1999 that was paid in 2000. No amount was earned during 2000 for the earn-out provision. The Company anticipates receiving an earn-out payment for fiscal year 2001 that it expects to receive by the end of the second quarter 2002. This earn-out provision cannot be reasonably estimated.

         Donald V. Cruickshanks, former President and Chief Executive Officer of the Company, continues to serve as President and Chief Executive Officer of STIC.

         Change in Management. On February 9, 2001, George H. Morison and Steven
P. Settlage resigned from the Board of Directors, and the Company appointed Arch Aplin, III and Robert J. Ellis to the Board of Directors. On November 13, 2001, Donald Cruickshanks resigned as Chairman of the Board and as President and Chief Executive Officer of the Company. On November 14, 2001 the Board appointed H. William Coogan, Jr. as Chairman of the Board and elected him as President and Chief Executive Officer of the Company (See Exhibit 10a "Employment Agreement"). Two additional board seats were then added and the Board of Directors elected John J. Gorman and Charles H. Mayer to the new board seats. On November 14, 2001, Ronald C. Britt resigned as Chief Financial Officer and Treasurer. On November 14, 2001 the Board appointed Kurt J. Rechner as Chief Financial Officer and Treasurer pursuant to a Services Agreement with Westech Capital Corp. ("Westech").

         Investment Company Act Exemptive Application. Following the sale of ISC, the Company did not have a primary operating business and more than 40% of the Company's total assets (exclusive of Government securities and cash items) on an unconsolidated basis were invested in securities that may be deemed to be investment securities within the meaning of that term under the Investment Company Act of 1940, as amended (the "1940 Act"). Under the circumstances, and unless an exemption became available under the 1940 Act, the Company could be deemed to be an investment company. During the period from the date of the sale of ISC and for one year thereafter, the Company relied upon the exemption from the definition of investment company in Rule 3a-2 under the 1940 Act. Immediately prior to the expiration of such one-year period, the Company filed an application with the Securities and Exchange Commission ("Commission") for an order exempting it from all provisions of the 1940 Act. The Company's application for an exemption from the provisions of the 1940 Act was granted by the Commission on October 31, 2001 for a period of one year and expires on October 31, 2002.

CURRENT OPERATIONS

         The Company is no longer engaged in the title insurance business formerly conducted by STIC. In addition, the Company has liquidated most of its venture capital and real estate assets reflected in its financial statements at the time of the acquisition of STIC in 1996. The remaining investments in real estate and other marketable securities totaled approximately $105,000 and $17,000, respectively, as of December 31, 2001. The Company continues to liquidate these investments. Furthermore, since the Asset Sale, all funded debt and various other liabilities, including settlement of certain litigation matters, have been repaid.

         Since March 5, 1999, the Company devoted substantial effort through its officers and directors to acquire operating assets of unaffiliated businesses and/or merge with an unaffiliated operating business. The Company is committed to becoming engaged in operating businesses as expeditiously as possible and, in this regard, has attempted to identify and evaluate acquisition/merger candidates. Following the Asset Sale, the Company commenced studies and discussions relating to its acquiring or merging with such businesses and, as of the date hereof, has considered a number of candidate companies. The Company hired Mr. Coogan, who has a background in investment banking, specifically to facilitate the responsibility of locating a suitable merger/acquisition target prior to October 31, 2002. The Company is currently engaged in ongoing studies and/or discussions with several potential acquisition/merger candidates. However, no agreements have been reached as of yet.

         The Company continues to hold the proceeds from the Asset Sale to maximize the value of its assets and awaits the potential receipt of the final additional earn-out payment for the fiscal year ended December 31, 2001 from Old Guard.

EMPLOYEES

         As of December 31, 2001, the Company and its subsidiaries had one employee. The Company's President and Chief Executive Officer was the sole employee. The duties of Chief Financial Officer are accomplished through a consulting services agreement with Westech.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company does not own or lease any significant property. The Company maintains an office at 1801 Libbie Avenue, Suite 201, Richmond, Virginia, 23226 for which it pays no lease fee. The Company's principal executive office is located at 2700 Via Fortuna, Suite 400, Austin, Texas, 78746. This office location is provided to the Company by Westech pursuant to the terms of the Services Agreement.

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

                                                                                          Bid Information
                                                                                     -------------------------
                                                                                     High ($)          Low ($)
                                                                                     --------          -------
Fiscal Year Ended December 31, 2000
         1st quarter.......................................................            2.63              0.18
         2nd quarter.......................................................            2.88              0.47
         3rd quarter.......................................................            0.97              0.47
         4th quarter.......................................................            0.69              0.25

Fiscal Year Ended December 31, 2001
         1st quarter.......................................................            0.75              0.34
         2nd quarter.......................................................            0.59              0.38
         3rd quarter.......................................................            0.51              0.32
         4th quarter.......................................................            1.04              0.34

         As of March 15, 2002, there were approximately 145 record holders of Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CRITICAL ACCOUNTING POLICIES

         The Company has identified the policies set forth below as critical to the Company's operations and the understanding of the Company's results of operations. The impact of these policies is further discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, where these policies affect the Company's reported amounts. The Company's significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.

FAIR VALUE OF INVESTMENTS

         The Company maintains several real estate investments and other miscellaneous investments that have been accumulated in the past. While the Company is in the process of liquidating substantially all of its non-cash investments, the current investments are recorded at fair value, with unrealized gains and losses reflected in investment income. Since none of the investments have a readily determinable market value, the stated values are based on listed market prices less projected costs of disposal.

BUSINESS COMBINATIONS

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("Statement 141"), "Business Combinations". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Since the Company is actively engaged in looking for a suitable business combination or merger, Statement 141 will be a critical accounting policy upon implementation of a planned for business combination or merger.

GENERAL

         The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         Fiscal Year Ended December 31, 2001 vs. Fiscal Year Ended December 31, 2000

         Investment income amounted to approximately $25,000 for the year-end December 31, 2001 and $25,000 for the year ended December 31, 2000. The income for the current year relates principally to the sale of one investment security, while the gain for the prior year relates to the sale of one venture capital investment. Interest and dividends revenue decreased approximately $146,000 to $167,000 in 2001 compared to $313,000 in 2000. The decrease in the current year was principally due to a reduction in the principal amount invested during the year as a result of the Company's repurchase of some of the Company's preferred shares in March 2001. Additionally, interest and dividend revenues decreased due to lower interest rates paid on money market accounts during 2001.

         Employee compensation and benefits increased by $38,000 in 2001 compared to 2000. The Company hired a full time President and Chief Executive Officer in 2001 and the amount represents an accrual for the salary earned in 2001. General and administrative expenses decreased by approximately $122,000 during 2001 compared to the 2000. This decrease is primarily the result of reduction in both legal and accounting fees. Reserves and write-offs in the current year included $76,000 pertaining to the Company's real estate holdings. While these investments may increase in value in the future, the write-offs were considered appropriate at this time because currently available information indicated deterioration in values or a lack of reliable information supporting the carrying values for those investments

         Fiscal Year Ended December 31, 2000 vs. Fiscal Year Ended December 31, 1999

         Investment gains (losses) amounted to approximately $25,000 and ($18,000) for the years ended December 31, 2000 and 1999, respectively. The gain for 2000 related principally to the sale of one venture capital investment, while the loss for 1999 related to the sale of one parcel of real estate. Interest and dividends revenue increased approximately $117,000 to $313,000 in 2000 as compared to $196,000 in 1999. The increase in 2000 was principally due to investment of the net proceeds from the sale of ISC and its subsidiaries for an entire year as compared to approximately ten months in 1999 and higher yields on that investment in that year.

         Employee compensation and benefits and general and administrative expenses decreased by approximately $529,000 during 2000 compared to 1999. The decrease was primarily the result of decreases of approximately $404,000 in losses from matters related to prior management that were settled in mediation, $88,000 in legal fees and $14,000 in accounting fees. Reserves and write-offs of loans and investments decreased by $515,000 to $112,000 in 2000 compared to $627,000 in 1999. Reserves and write-offs in 2000 included $15,000 relating to the Company's remaining venture capital investments, $21,000 pertaining to the Company's real estate holdings and $76,000 related to marketable securities (where the investments were considered to have permanent diminutions in value). The write-offs were considered appropriate at the time because available information indicated a deterioration in values or a lack of reliable information supporting previous carrying values for those investments.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the sale of ISC and its subsidiaries, the Company received $6.75 million from Old Guard on March 5, 1999. After payment of transaction-related costs, retirement of the Company's 9% Convertible Notes Payable and retirement of borrowings against the Company's $500,000 line of credit, the Company retained approximately $5.4 million to invest. At December 31, 2000, the Company had cash and cash equivalents of approximately $4.7 million. During 2001 the Company repurchased 17,000 shares of the Class A preferred stock for total cost of $477,000. Also during 2001 the Company paid dividends to the Class A preferred stockholders of $95,000. At December 31, 2001 the Company had cash and cash equivalents of approximately $4.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS

         (a) Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         (b) In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("Statement 141"), "Business Combinations", and Statement No. 142 ("Statement 142"), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.

         The Company adopted the provisions of Statement 141 in 2001 and Statement 142 on January 1, 2002. The adoption of Statement 141 did not have a material impact on the Company's consolidated financial statements. Furthermore, goodwill acquired after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature, which includes Financial Accounting Standards Board's Statement No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Financial Accounting Standards Board's Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement 121 and is effective for fiscal years beginning after December 15, 2001.

FORWARD-LOOKING STATEMENTS

         We are including the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by us. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Where any forward-looking statement includes a statement of the assumptions underlying the forward-looking statement, we caution you that while we believe the assumptions to be reasonable and make them in good faith, assumed facts almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and believed to have a reasonable basis, but there is no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking into account the foregoing, we believe the following are important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline.

FAILURE TO FIND A SUITABLE OPERATING BUSINESS TO ACQUIRE OR MERGE WITHIN A TIMELY MANNER.

         During the period from the date of the sale of ISC and for one year thereafter, the Company relied upon the exemption from the definition of investment company in Rule 3a-2 under the 1940 Act. Immediately prior to the expiration of such one-year period, the Company filed an application with the Commission for an order exempting it from all provisions of the 1940 Act. The Company's application for an exemption from the provisions of the 1940 Act was granted by the Commission on October 31, 2001 for a period of one year and expires on October 31, 2002. Should the Company fail to satisfy the requirements of the exemption by the October 31, 2002, deadline imposed by the Commission our financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline. Furthermore, the Commission could force the Company into liquidation or for the Company to be taken private. In that case, the trading price of our stock could decline.

ITEM 7. FINANCIAL STATEMENTS

         The following financial statements are filed as a part of this report following Item 13 below:

         Independent Auditors' Report

         Financial Statements

                  Consolidated Balance Sheets, December 31, 2001 and 2000

                  Consolidated Statements of Operations, Years Ended December 31, 2001 and 2001

                  Consolidated Statements of Stockholders' Equity, Years Ended December 31, 2001 and 2000

                  Consolidated Statements of Cash Flows, Years Ended December 31, 2001 and 2000

                  Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In a form 8-K filed December 7, 2001, the Company notified the Securities Exchange Commission that the Company dismissed its independent audit firm Deloitte & Touche LLP and hired the accounting firm of Ernst & Young. The change of accounting firms was promulgated by the move of the corporate headquarters to Austin, Texas, where Deloitte & Touche LLP did not have an auditing presence.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following information sets forth certain information with respect to our executive officers and directors. Each of the directors is elected to serve until the next election of directors at a meeting of the shareholders. Their respective backgrounds are described below.

DIRECTORS

         ARCH APLIN, III, 43, has been a Director since February 2001. Mr. Aplin has served as President of Buc-ee's, Inc., a convenience store and fuel distribution business headquartered in Lake Jackson, Texas, since 1985. Mr. Aplin has also been associated with the health and fitness industry for the past seven years and with the construction and residential development business for the past 20 years. He received his undergraduate degree from Texas A&M University in 1980.

         H. WILLIAM COOGAN, JR., 48, has been Chairman of the Board, President and Chief Executive Officer of the Company since November 14, 2001. From 1997 until June 2002 Mr. Coogan was Managing Director and Co-Chief Operating Officer of the U.S. investment banking group of Rothschild Inc., the American investment banking arm of the Rothschild's family's investment banking business. Previously, Mr. Coogan was Chairman of Southern Title Insurance Company and Champion Broadcasting Corp. Mr. Coogan has over 20 years of experience in investment banking and mergers and acquisitions with such firms as CS First Boston (where Mr. Coogan was a Management Partner and Chief Operating Officer of its Los Angeles Investment banking office), Wheat First Securities (now Wachovia Securities; where he was Managing Director, Director and Head of Investment Banking) and Libra Investments (now U.S. Bancorp Libra; where he was head of investment banking and one of its co-founders). Mr. Coogan has a B.S. from the University of Vermont and an MBA from the University of Virginia.

         ROBERT J. ELLIS, 53, has been a Director since February 2001. Mr. Ellis owns and operates RJE Consulting; a consulting firm focused on valuations of business and strategic planning for business and individuals, in Austin, Texas, and has served as its President since 1995. Mr. Ellis has 30 years of experience serving in various capacities in the printing, mailing, distribution, manufacturing and banking industries. He received his undergraduate degree from the University of Denver in 1971, and received an MBA from Tulane University in 1973.

         JOHN J. GORMAN, 41, Mr. Gorman has been a Director since November 2001. Mr. Gorman has been the Chairman of the Board of Directors and Chief Executive Officer of Westech Capital Corp. and its operating subsidiary Tejas Securities Group, Inc. since August 1999. Mr. Gorman has over 18 years of experience in the brokerage industry. Mr. Gorman became a principal of Tejas Securities on April 18, 1995. From 1988 until joining Tejas Securities, Mr. Gorman worked at APS Financial Inc., most recently as a Senior Vice President. Mr. Gorman served primarily in a broker capacity at APS Financial Inc., a broker-dealer in Austin, Texas. Mr. Gorman has held positions at APS Financial Inc., Landmark Group, Shearson Lehman and Dean Witter. In addition, Mr. Gorman serves on the Board of Directors of Lincoln Heritage Corporation, a publicly traded company. Mr. Gorman is the nephew of Charles H. Mayer through marriage. Mr. Gorman received his B.B.A. from Southern Methodist University in 1983.

         CHARLES H. MAYER, 54, Mr. Mayer has been a Director since November 2001. He is presently the President and Chief Operating Officer of Westech Capital Corp. and its operating subsidiary Tejas Securities Group, Inc. From 1995 until he joined Tejas Securities, Mr. Mayer was self-employed and managed personal investments in a number of companies not related to the securities industry. From 1990 to 1995, Mr. Mayer was a Managing Director and the Chief Information Officer with CS First Boston. Other experience includes 21 years in senior positions with Morgan Stanley, Tech Partners, Salomon Brothers, Lehman Brothers and the Federal Reserve Bank of New York. Mr. Mayer earned a BBA and MBA from Seton Hall University in 1969 and 1973 respectively.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         KURT J. RECHNER, 41, Mr. Rechner became Chief Financial Officer and Treasurer in November 2001. Mr. Rechner has spent the past twenty years in the financial services industry. Mr. Rechner is presently the Chief Financial Officer and Treasurer of Westech Capital Corp. and its operating subsidiary Tejas Securities Group, Inc. Prior to joining Tejas Securities, Mr. Rechner was employed from 1997 through 1999 as an Executive Vice President, Finance & Operations, CFO for Xerox Federal Credit Union. From May 1995 to 1997 Mr. Rechner was the Chief Executive Officer for Prism Capital Management, LLC, which managed a global fixed income hedge fund. From 1990 through May 1995, Mr. Rechner was the Senior Vice President of Accounting and Finance for Security Service Federal Credit Union. Mr. Rechner earned a B.S. in Business Administration from the University of Illinois in 1984 and an M.B.A. from Trinity University in 1985. Mr. Rechner also holds the professional designations of Certified Public Accountant and Chartered Financial Analyst.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and any persons who own more than 10% of the Company's Common Stock, to file with the Commission reports of ownership and changes in ownership of the Company's Common Stock. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during fiscal year 2001, all filing requirements applicable to its officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table summarizes the compensation paid or accrued to the Chief Executive Officer of the Company for the last three fiscal years in all capacities in which he served the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                                      ANNUAL COMPENSATION
                                                         ---------------------------------------------------
NAME AND                                                                                    OTHER ANNUAL
PRINCIPAL POSITION                           YEAR         SALARY ($)       BONUS ($)     COMPENSATION ($)(4)
------------------                           ----        ------------     ------------   -------------------
H. William Coogan, Jr., President            2001(2)           37,500               --               --
  and Chief Executive Officer (1)            2000                  --               --               --
                                             1999                  --               --               --
Donald V. Cruickshanks, President            2001                  --               --           22,000
  and Chief Executive Officer (3)            2000                  --               --           24,000
                                             1999(5)           24,167           25,952           93,000

----------

(1) Mr. H. William Coogan, Jr. was hired by the Board of Directors on November 14, 2001.

(2)      The salary for Mr. Coogan was accrued for in 2001 and paid in January
         2002.

(3) Mr. Donald V. Cruickshanks resigned as President and Chief Executive Officer effective November 13, 2001.

(4) Amounts include a bonus of $75,000 and monthly consulting fees of $2,000 paid by the Company following the sale of STIC.

(5) Amounts for 1999 include salary and bonus paid by STIC during the period prior to its sale on March 5, 1999.

STOCK OPTIONS

         There were no stock options granted to or exercised by the executive officer named in the "Summary Compensation Table" above during the year ended December 31, 2001.

DIRECTOR COMPENSATION

         Prior to February 2001, non-employee directors received a fee of $500 for each meeting of the Board of Directors that they attend. Subsequent to February 2001, no directors have been compensated for participation on the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 30, 2002 by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company and (iii) all of the directors and executive officers of the Company as a group. For the purposes of the following table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Exchange Act, under which, in general, a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct disposition of the security or if he or she has the right to acquire beneficial ownership of the security within 60 days. Except as otherwise indicated (i) each stockholder identified in the table possesses sole voting and investment power with respect to his shares and (ii) the mailing address of each individual is Firstmark Corp., 2700 Via Fortuna, Suite 400, Austin, TX 78746.

                  Name                               Number of Shares      Percent
                  ----                               ----------------    ------------
Arch Aplin, III                                           1,077,500             20.2%

H. William Coogan, Jr. (1)                                1,001,389             18.7%
   1801 Libbie Avenue, Suite 201
   Richmond, Virginia 23226

Robert J. Ellis                                                   0               --

John Joseph Gorman (2)                                      825,400             15.5%

Charles H. Mayer                                              2,500                *

Kurt J. Rechner                                                   0               --

All Directors and executive officers as a
   group (6 persons)                                      2,906,789             54.4%

The H. William Coogan Irrevocable Trust                   1,162,903             21.8%
Susan C. Coogan, Trustee (1)
   c/o Davenport & Company LLC
   P.O. Box 85678
   Richmond, Virginia 23285

Tejas Securities Group (3)                                  443,800              8.3%
   2700 Via Fortuna
   Suite 400
   Austin, Texas 78746

----------

* Percentage of ownership is less than one percent of the outstanding shares of Common Stock of the Company.

(1) Ms. Coogan is sole trustee of The H. William Coogan, Jr. Irrevocable Trust. Ms. Coogan is the wife of H. William Coogan, Jr. H. William Coogan and Susan C. Coogan disclaim beneficial ownership of the shares reported as beneficially owned by each of them.

(2) In a Schedule 13D filed with the Commission on March 18, 2002, Mr. Gorman reported beneficial ownership of 825,400 shares of Common Stock. Of that amount, Mr. Gorman reported that he had sole voting and dispositive power over 245,600 shares and shared voting or dispositive power over 579,800 shares. The amount of shares with respect to which he shared voting and dispositive power include 579,800 shares held in trusts and custodial arrangements and 443,800 owned by Tejas Securities Group, Inc. ("Tejas"). Mr. Gorman is the Chairman of the Board and Chief Executive Officer of Westech, the sole shareholder of Tejas.

(3) Tejas reported beneficial ownership of 443,800 shares of Common Stock. Tejas shares voting and dispositive power in all such shares with Mr. Gorman. Mr. Gorman is the Chairman of the Board and Chief Executive Officer of Westech, the controlling shareholder of Tejas.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 15, 2001, the Company entered into Services Agreement with Westech. The Services Agreement stipulates that Westech is to provide to the Company general office space and equipment, general accounting services in conformity with good commercial practice and applicable SEC rules, and selected internal reports as requested by the Company. In consideration for these services, the Company pays Westech a fee of $5,000 per month. The term of the Services Agreement is twelve months ending on November 15, 2002, and it can be terminated by the Company at any time with three days written notice. In conjunction with the Services Agreement, Kurt J. Rechner was appointed Chief Financial Officer and Treasurer of the Company. Mr. Rechner receives no direct compensation from the Company. Mr. Rechner is also presently the Chief Financial Officer and Treasurer for Westech. John J. Gorman, Director of the Company, is Chairman and Chief Executive Officer of Westech. Charles H. Mayer, Director of the Company, is President and Chief Operating Officer of Westech.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits.

         3a Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.A of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

         3b Bylaws, as amended, incorporated by reference to Exhibit 3.B of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

         4a Stock Certificate, incorporated by reference to Exhibit 3.C.a of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

         4b Convertible notes, incorporated by reference to Exhibit 3.C.b of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

         4c       Preferred "A" stock certificate, incorporated by reference to
                  Exhibit 3.C.c of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

         4d       Preferred "A" stock warrant, incorporated by reference to
                  Exhibit 3.C.d of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

         4e       Preferred "B" stock certificate, incorporated by reference to
                  Exhibit 4e of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

         10a      H. William Coogan, Jr. Employment Agreement, dated November
                  14, 2001.

         10b      Services Agreement between the Company and Westech Capital
                  Corp.

         17       Cruickshanks letter of resignation.

         99       SEC Order Under Section 6c Of The Investment Company Act Of
                  1940.

(b)      Reports on Form 8-K.

On November 20, 2001, the Company reported the resignation of Donald V. Cruickshanks as Chairman of the Board, President and Chief Executive Officer. The Company also reported the appointment of H. William Coogan, Jr. as Chairman of the Board and President and Chief Executive Officer and Kurt J. Rechner as Chief Financial Officer and Treasurer. John J. Gorman and Charles H. Mayer were reported as new members of the Board of Directors. Finally, the Company reported that the SEC had granted the requested exemption from all provisions of the 1940 Investment Company Act effective as of October 31, 2001 subject to certain conditions contained in the amended application.

On December 7, 2001 the Company reported the dismissal of its accounting firm, Deloitte & Touche LLP and the subsequent retention of the accounting firm of Ernst & Young, LLP.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRSTMARK CORP.


Date:  March 28, 2002                   By: /s/ H. WILLIAM COOGAN
                                           -------------------------------------
                                           H. William Coogan
                                           President and Chief Executive Officer

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

                  Signature                                       Title                              Date
                  ---------                                       -----                              ----


       /s/ H. WILLIAM COOGAN, JR.                     President and Chief Executive             March 28, 2002
-------------------------------------------               Officer and Director
           H. William Coogan, Jr.                     (Principal Executive Officer)


           /s/ KURT J. RECHNER                    Chief Financial Officer and Treasurer         March 28, 2002
-------------------------------------------        (Principal Financial and Accounting
               Kurt J. Rechner                                  Officer)


           /s/ ROBERT J. ELLIS                                  Director                        March 28, 2002
-------------------------------------------
               Robert J. Ellis


           /s/ ARCH APLIN, III                           Director and Secretary                 March 28, 2002
-------------------------------------------
               Arch Aplin, III

           /s/ JOHN J. GORMAN                                   Director                        March 28, 2002
-------------------------------------------
               John J. Gorman

          /s/ CHARLES H. MAYER                                  Director                        March 28, 2002
-------------------------------------------
              Charles H. Mayer

                        FIRSTMARK CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2001 and 2000

                      (With Report of Independent Auditors)

                        FIRSTMARK CORP. AND SUBSIDIARIES



                                      INDEX

                                                                                                               PAGE

Independent Auditors' Report                                                                                      1

FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2001 and 2000                                                      2

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000                              3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000                    4

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000                              5

Notes to Consolidated Financial Statements                                                                        6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Firstmark Corp.:

We have audited the consolidated financial statements of Firstmark Corp. and subsidiaries (the Company) as of December 31, 2001; and the related consolidated statement of operations, stockholders equity, and cash flows for the twelve-month period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Firstmark Corp. and subsidiaries for the year ended December 31, 2000, were audited by other auditors whose report dated April 2, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Firstmark Corp. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the twelve-month period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



/s/ Ernst & Young
Austin, Texas
March 15, 2002

                        FIRSTMARK CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000


                                         ASSETS                                2001              2000
                                                                           ------------      ------------

Current Assets:
     Cash and cash equivalents                                             $  4,197,227         4,680,993
     Receivables - other, net                                                        --             7,173
     Marketable securities                                                       24,416            35,134
                                                                           ------------      ------------

     Total Current Assets                                                     4,221,643         4,723,300

Other Assets:
     Real estate and other investments                                          114,270           316,751
     Property, Plant, and Equipment - net                                            --             7,106
     Deferred tax asset- net of valuation allowance                                  --            19,290
     Other Assets                                                                34,880            25,188
                                                                           ------------      ------------

     Total Other Assets                                                         149,150           368,335
                                                                           ------------      ------------

           Total assets                                                    $  4,370,793         5,091,635
                                                                           ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                   $     84,355            69,717
Deferred tax liability                                                               --            19,290
                                                                           ------------      ------------
           Total current liabilities                                             84,355            89,007
                                                                           ------------      ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, Series A, $0.20 par value, 250,000 shares authorized; 35,500 and 52,500 shares issued and outstanding
        at December 31, 2001 and 2000, respectively                               7,100            10,500
     Common stock, $0.20 par value
        30,000,000 shares authorized; 5,501,430 issued and
        outstanding at December 31, 2001 and 2000                             1,100,286         1,100,286
     Additional paid in capital - preferred                                   1,524,689         1,998,289
     Additional paid in capital - common                                     11,298,177        11,298,177
     Accumulated deficit                                                     (9,032,350)       (8,798,918)
     Treasury stock, at cost, 159,387 shares in 2001 and 2000                  (589,513)         (589,513)
     Net accumulated comprehensive loss - net of taxes                          (21,951)          (16,193)
                                                                           ------------      ------------
           Total stockholders' equity                                         4,286,438         5,002,628
                                                                           ------------      ------------

           Total liabilities and stockholders' equity                      $  4,370,793         5,091,635
                                                                           ============      ============


See accompanying notes to consolidated financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                 For the Years Ended December 31, 2001 and 2000


                                                                           2001              2000
                                                                       ------------      ------------

Revenue:
    Investment income                                                  $     24,520            25,141
    Interest and dividends                                                  167,037           312,573
    Other income                                                              6,097            17,697
                                                                       ------------      ------------
          Total revenue                                                     197,654           355,411
                                                                       ------------      ------------

Expenses:
    Employee compensation and benefits                                       37,500                --
    Write-off of loans and investments                                       75,515           111,500
    General and administrative                                              222,971           345,065
                                                                       ------------      ------------
          Total expenses                                                    335,986           456,565
                                                                       ------------      ------------

          Net loss                                                         (138,332)         (101,154)

          Preferred stock dividend                                          (95,100)         (127,800)
                                                                       ------------      ------------

          Net loss applicable to common shares                             (233,432)         (228,954)
                                                                       ------------      ------------

Other comprehensive income (loss), net of tax:
    Unrealized holding gains (losses)                                         1,703           (32,419)
    Reclassification adjustment for losses included in net loss              (7,461)           50,078
                                                                       ------------      ------------
          Other comprehensive income (loss)                                  (5,758)           17,659
                                                                       ------------      ------------

          Comprehensive loss                                           $   (239,190)         (211,295)
                                                                       ============      ============

Basic and diluted (loss) per common share:                             $      (0.03)            (0.04)
                                                                       ============      ============

Weighted average shares outstanding:                                      5,342,043         5,328,928
                                                                       ============      ============


See accompanying notes to consolidated financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                 For the Years Ended December 31, 2001 and 2000

                                                                                 ADDITIONAL        ADDITIONAL
                                                                                  PAID IN            PAID IN
                                              PREFERRED                          CAPITAL -          CAPITAL -
                                               STOCK -            COMMON         PREFERRED           COMMON         ACCUMULATED
                                               SERIES A           STOCK            STOCK             STOCK            DEFICIT
                                             ------------      ------------     ------------      ------------      ------------

Balance at December 31, 1999                       10,700         1,100,286        2,023,589        11,358,400        (8,569,964)

Treasury stock sales                                   --                --               --           (60,223)               --

Preferred stock purchases                            (200)               --          (25,300)               --                --

Net change in unrealized gain (loss)
    on securities available for sale                   --                --               --                --                --

Preferred dividends paid                               --                --               --                --          (127,800)

Net loss                                               --                --               --                --          (101,154)
                                             ------------      ------------     ------------      ------------      ------------

Balance at December 31, 2000                       10,500         1,100,286        1,998,289        11,298,177        (8,798,918)

Preferred stock purchases                          (3,400)               --         (473,600)               --                --

Net change in unrealized gain (loss)
    on securities available for sale                   --                --               --                --                --

Preferred dividends paid                               --                --               --                --           (95,100)

Net loss                                               --                --               --                --          (138,332)

                                             ------------      ------------     ------------      ------------      ------------
Balance at December 31, 2001                 $      7,100         1,100,286        1,524,689        11,298,177        (9,032,350)
                                             ============      ============     ============      ============      ============

                                                               ACCUMULATED
                                                                 OTHER
                                                              COMPREHENSIVE
                                               TREASURY          INCOME/
                                                STOCK             (LOSS)             TOTAL
                                             ------------     -------------      ------------

Balance at December 31, 1999                     (663,486)          (33,852)        5,225,673

Treasury stock sales                               73,973                --            13,750

Preferred stock purchases                              --                --           (25,500)

Net change in unrealized gain (loss)
    on securities available for sale                   --            17,659            17,659

Preferred dividends paid                               --                --          (127,800)

Net loss                                               --                --          (101,154)
                                             ------------      ------------      ------------

Balance at December 31, 2000                     (589,513)          (16,193)        5,002,628

Preferred stock purchases                              --                --          (477,000)

Net change in unrealized gain (loss)
    on securities available for sale                   --            (5,758)           (5,758)

Preferred dividends paid                               --                --           (95,100)

Net loss                                               --                --          (138,332)

                                             ------------      ------------      ------------
Balance at December 31, 2001                     (589,513)          (21,951)        4,286,438
                                             ============      ============      ============


See accompanying notes to consolidated financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 2001 and 2000


                                                                           2001              2000
                                                                       ------------      ------------

Cash flows from operating activities:
    Net loss                                                           $   (138,332)         (101,154)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization expense                                  2,077             2,077
       Write-down of investments                                                 --            15,000
       Write-down of real estate                                             75,515            20,625
       Write-down of marketable securities                                    2,965            75,876
       Write-down of property, plant and equipment                            5,029                --
       Gain on sale of assets                                                (6,097)          (24,118)
       Gain on sale of available for sale securities                        (24,520)               --
       Other                                                                     --           (20,523)
    Changes in assets and liabilities:
       Decrease in receivables - other                                        7,173           179,225
       Increase in other assets                                              (9,692)           (4,449)
       Increase (decrease) in accounts payable, accrued
          expenses and other liabilities                                     14,638           (18,535)
                                                                       ------------      ------------
          Net cash provided by (used in) operating activities               (71,244)          124,024
                                                                       ------------      ------------

Cash flows from investing activities:
    Proceeds from sale of real estate                                       133,063            94,368
    Proceeds from sale of available for sale investments                     26,515                --
    Proceeds from sale of venture capital investments                            --            75,000
    Purchase of real estate and other investments                                --           (14,193)
                                                                       ------------      ------------
          Net cash provided by investing activities                         159,578           155,175
                                                                       ------------      ------------

Cash flows from financing activities:
    Sale of treasury stock                                                       --            13,750
    Purchase of preferred stock                                            (477,000)          (25,500)
    Preferred stock dividends                                               (95,100)         (127,800)
                                                                       ------------      ------------
          Net cash used in financing activities                            (572,100)         (139,550)
                                                                       ------------      ------------


Net increase (decrease) in cash and cash equivalents                       (483,766)          139,649

Cash and cash equivalents at beginning of year                            4,680,993         4,541,344
                                                                       ------------      ------------

Cash and cash equivalents at end of year                               $  4,197,227         4,680,993
                                                                       ============      ============

                        FIRSTMARK CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


1.       ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Firstmark Corp., a Maine corporation, and its subsidiaries, are engaged primarily in the search for an operating company to acquire by merger or acquisition. In addition, the Company continues to manage its real estate and venture capital investments. Until March 5, 1999, Firstmark Corp. was primarily engaged in issuing title insurance policies in the Mid Atlantic Region of the United States. Firstmark Corp.'s headquarters are located in Austin, Texas.

On March 5, 1999, Firstmark Corp. sold all of the issued and outstanding capital stock of Investors Southern Corporation ("ISC") pursuant to an agreement between Firstmark Corp., Southern Capital Acquisition Corporation ("SCAC"), ISC, Southern Title Insurance Corporation ("STIC") and Old Guard Group, Inc. ("Old Guard") dated December 2, 1998. Firstmark Corp. is the parent company of SCAC, which owned all of the outstanding shares of the capital stock of ISC prior to the sale. ISC was a holding company and owned all of the outstanding shares of the capital stock of STIC, a title insurance company, as well as several other entities conducting activities related to the title insurance and settlement business. As a result of the transaction, ISC and STIC, Firstmark Corp.'s principal operating subsidiaries, became wholly owned subsidiaries of Old Guard.

Following the sale of ISC, Firstmark Corp. did not have a primary operating business and more than 40% of Firstmark Corp.'s total assets (exclusive of Government securities and cash items) on an unconsolidated basis were invested in securities that may be deemed to be investment securities within the meaning of that term under the Investment Company Act of 1940, as amended (the "1940 Act"). In order for Firstmark Corp. to avoid being deemed an investment company, Firstmark Corp. relied upon the exemption from the definition of investment company in Rule 3a-2 under the 1940 Act from the date of the sale of ISC and for one year thereafter. Immediately prior to the expiration of such one-year period, Firstmark Corp. filed an application with the Securities and Exchange Commission ("Commission") for an order exempting it from all provisions of the 1940 Act. Firstmark Corp.'s application for an exemption from the provisions of the 1940 Act was granted by the Commission on October 31, 2001 for a period of one year and expires on October 31, 2002.

References to the Company within the accompanying notes to the consolidated financial statements are to Firstmark Corp. and its subsidiaries.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, all wholly owned and majority-owned subsidiaries and affiliates. Investments in companies in which ownership interest ranges from 20 to 50 percent, or in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments with a maturity at date of purchase of ninety days or less.

                        FIRSTMARK CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


MARKETABLE SECURITIES

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

CONCENTRATION OF CREDIT RISK

Financial Instruments that potentially subject the Company to concentrations of credit risk consist of short-term investments and marketable securities. The Company's short term investments, which are included in cash and cash equivalents for reporting purposes, and marketable securities are placed with high-credit quality financial institutions and issuers. The Company reduces its credit risk relating to short-term investments and marketable securities through diversification of short-term investments and marketable securities held.

REAL ESTATE AND OTHER INVESTMENTS

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

                        FIRSTMARK CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


INCOME TAXES

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

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ADOPTION OF ACCOUNTING PRONOUNCEMENTS AND PRONOUNCEMENTS NOT YET ADOPTED

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement), and SFAS No. 138, An Amendment to SFAS No. 133. The Company was required to implement this Statement effective with its 2001 fiscal year (after deferral by SFAS No. 137). Statement 133 addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under this Statement, the Company is required to recognize all derivative instruments as either assets or liabilities in the statements of financial condition and measure those at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The adoption of Statement 133 on January 1, 2001 had no impact on the Company's consolidated financial position or results of operations. The Company did not hold any derivatives as of December 31, 2001 and 2000.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("Statement 141"), "Business Combinations", and Statement No. 142 ("Statement 142"), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121 (Statement 121), Accounting for the Impaired of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

                        FIRSTMARK CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


The Company adopted the provisions of Statement 141 in 2001 and Statement 142 is required to be adopted effective January 1, 2002. The adoption of Statement 141 did not have any impact on the Company's consolidated financial statements. Furthermore, goodwill acquired after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature, which includes Statement 121. Financial Accounting Standards Board's Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement 121 and is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of these statements will have a material effect on the financial statements.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of the date of adoption. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the accompanying statements to permit comparison.

3.       SALE OF ISC

As discussed in Note 1, the Company sold its wholly owned subsidiary ISC to Old Guard. The purchase price paid by Old Guard consisted of two components: cash paid in the amount of $6,750,000 upon consummation of the transaction on March 5, 1999 and a three year earn-out to be paid in cash within 90 days of the end of each of the fiscal years ending December 31, 1999, 2000, and 2001. The earn-out payment was calculated as an amount equal to 25% of the pre-tax net income of ISC and subsidiaries for such fiscal years, less the cumulative net loss of ISC and its subsidiaries during all such prior years. The gain on disposal of the discontinued title insurance operations in 1999 included an accrual of $(174,398) for the first year of the earn-out provision, less certain additional expenses of the sale. No amount was recorded for the earn-out provision during 2000 and the amount for 2001 cannot be reasonably estimated.

                        FIRSTMARK CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


4.       MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities as of December 31, 2001 and 2000:

                                                  YEAR ENDED DECEMBER 31,
                                                   2001              2000
                                               ------------      ------------
         Available-for-sale:
              Common stock at cost             $     57,674            59,669
              Gross unrealized losses               (33,258)          (24,535)
                                               ------------      ------------

              Estimated fair value             $     24,416            35,134
                                               ============      ============

During the year ended December 31, 2001, the Company sold investments classified as available for sale for proceeds of $26,515 resulting in a gain of $24,520. There were no sales of investments available for sale for the year ended December 31, 2000. For the years ended December 31, 2001 and 2000, the Company realized losses in the amount of $2,965 and, $75,876, respectively, as a result of a write-down due to the permanent impairment of marketable securities.

5.       REAL ESTATE AND OTHER INVESTMENTS

Real estate investments has included seasonal cottages, lots that are located on or near Maine lakes, a residential lot in Maine, and ocean side lots in Nova Scotia. The remaining properties are currently being marketed. Several lots were sold in 2001 and 2000. The Company realized gains (losses) of $6,097 and $(882) for the years ended December 31, 2001 and 2000 respectively.

The Company periodically reevaluates its real estate investments and adjusts their values in conjunction with a plan to market them more aggressively. Total write-downs during the years ended December 31, 2001 and 2000, amounted to $75,515 and $20,625 respectively.

During the year ended December 31, 2000, the Company sold one venture capital investment for proceeds of $75,000, resulting in a gain on sale of $25,000. There were no sales of venture capital investments for the year ended December 31, 2001.

                        FIRSTMARK CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


6.       PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment - net:

                                                            DECEMBER 31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------

         Furniture, fixtures and equipment            $       --         19,126
         Less accumulated depreciation                        --        (12,020)
                                                      ----------     ----------

         Property, plant and equipment, net           $       --          7,106
                                                      ==========     ==========

The Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived and for Long-lived Assets To Be Disposed Of, requires impairment losses to be recorded on ling-lived assets used in operations when indicators of impairment are present. After evaluating relevant cash flow information expected to be generated by the Company's long-lived assets, the Company recorded a charge of $5,029 under the income statement caption of general and administrative to reduce the carrying value of these assets to $0. Depreciation expense charged to operations was $2,077 for each year.

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature or because they carry market rates of interest, approximate current fair value.

8.       INCOME TAXES

As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $3,069,000. The net operating loss and credit carryforwards will expire beginning in 2012, if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change of ownership" provisions of the Internal revenue Code of 1986. The annual limitation may result in the expiration of the net operating losses before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred taxes as of December 31 are as follows:

                                           Dec. 31, 2001          Dec. 31, 2000
                                           -------------          -------------
Deferred tax liabilities:
  Depreciable assets                       $          --          $       1,854
  Other                                            6,931                 17,436
                                           -------------          -------------
                                                   6,931                 19,290
                                           -------------          -------------

Deferred tax assets:
  Net operating loss carryforwards             1,135,268              1,016,123
  Net unrealized losses                          577,673                640,447
  Allowance for loan losses                       11,038                 11,336
  Other                                               --                 17,306
                                           -------------          -------------
                                               1,723,979              1,685,212
                                             -----------          -------------

Net deferred tax assets                        1,717,048              1,665,922
Valuation allowance for net deferred
  tax asset                                   (1,717,048)            (1,665,922)
                                           -------------          -------------
Net deferred taxes                         $          --          $          --
                                           =============          =============

The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets, based on the Company's lack of earnings history. The valuation allowance increased by approximately $51,000 during 2001.

The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34 percent to income before income taxes primarily as a result of the application of the valuation allowance.

 9.       PREFERRED STOCK

At December 31, 2001 and 2000, the Company had 35,500 and 52,500 shares, respectively, of nonvoting Series A Preferred Stock outstanding. Each Series A share was issued with ten attached warrants, which allowed for the purchase of common stock at $6.00 per share within three years of date of issue. Since all of the Series A Preferred Stock was issued prior to June 30, 1995, the warrants have expired. The stock pays dividends at a 6% rate ($2.40 per share) and is convertible into ten shares of common stock at $4.00 per share. As such, the Company has reserved 355,000 shares of common stock for future issuance.

                        FIRSTMARK CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


10.      INDUSTRY SEGMENT DATA

As of December 31, 2001, the Company had one reportable segment relating to its management of investments and real estate. This segment includes the results of operations pertaining to the disposal of the remaining real estate and other investments.

11.      COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in litigation from time to time. The Company is not currently involved in any litigation.

The Company entered into an employment agreement with their Chief Executive Officer on November 14, 2001 for a term of 1 year for services associated with that title.

12.      RELATED PARTY TRANSACTIONS

On November 15, 2001, the Company entered into Services Agreement with Westech Capital Corp. ("Westech"). The Services Agreement stipulates that Westech is to provide to the Company general office space and equipment, general accounting services, and provide selected internal reports as requested by the Company. In consideration for services, the Company pays $5,000 per month to Westech. The term of the Services Agreement is through November 15, 2002, however the Company may terminate it at any time by providing three days written notice. In conjunction with the Services Agreement, the Chief Financial Officer for Westech was appointed Chief Financial Officer and Treasurer of the Company, but receives no direct compensation from the Company. In addition, two directors and officers of Westech were elected to the board of directors of the Company. Westech and an officer of Westech are currently greater than 5% stockholders of the Company.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

    3a       Articles of Incorporation, as amended, incorporated by reference to
             Exhibit 3.A of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

    3b Bylaws, as amended, incorporated by reference to Exhibit 3.B of the Company's Annual Report on Form 10-KSB for the fiscal year ended
             June 30, 1994.

    4a Stock Certificate, incorporated by reference to Exhibit 3.C.a of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

    4b Convertible notes, incorporated by reference to Exhibit 3.C.b of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

    4c       Preferred "A" stock certificate, incorporated by reference to
             Exhibit 3.C.c of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

    4d       Preferred "A" stock warrant, incorporated by reference to Exhibit
             3.C.d of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

    4e       Preferred "B" stock certificate, incorporated by reference to
             Exhibit 4e of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

    10a      H. William Coogan, Jr. Employment Agreement, dated November
             14, 2001.

    10b      Services Agreement between the Company and Westech Capital
             Corp.

    17       Cruickshanks letter of resignation.

    99       SEC Order Under Section 6c Of The Investment Company Act Of
             1940.