Form 10QSB
period 2002-03-31
FIRSTMARK CORP /ME/
filed 2002-05-15
CIK 820588

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

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

                                 (512) 306-5282
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   X    No
                                                            -----      -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          5,342,043 shares of common stock, par value $0.20 per share, outstanding as of March 31, 2002

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS


                                                                                                         Page No.

Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                           March 31, 2002 and December 31, 2001..............................................3

                  Consolidated Statements of Operations
                           Three Months Ended
                           March 31, 2002 and 2002...........................................................4

                  Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 2002 and 2001........................................5

                  Notes to Consolidated Financial Statements.................................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.........................................................7


Part II.      Other Information

         Item 1.  Legal Proceedings..........................................................................9

         Item 2.  Changes in Securities and Use of Proceeds..................................................9

         Item 3.  Defaults Upon Senior Securities............................................................9

         Item 4.  Submission of Matters to a Vote of Security Holders........................................9

         Item 5.  Other Information..........................................................................9

         Item 6.  Exhibits and Reports on Form 8-K...........................................................9

                         PART I -- FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

================================================================================


                                                                                   MARCH 31,
                                                                                      2002           DECEMBER 31,
                                                                                  (UNAUDITED)            2001
                                                                                  ------------       ------------

                                     ASSETS

Current assets:
     Cash and cash equivalents                                                    $  4,051,775          4,197,227
     Receivables -- other, net                                                         353,974                 --
     Marketable securities                                                              30,293             24,416
                                                                                  ------------       ------------

     Total current assets                                                            4,436,042          4,221,643

Other assets:
     Real estate and other investments                                                 114,270            114,270
     Other assets                                                                       26,263             34,880
                                                                                  ------------       ------------

     Total other assets                                                                140,533            149,150
                                                                                  ------------       ------------

           Total assets                                                           $  4,576,575          4,370,793
                                                                                  ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                          $     94,228             84,355
                                                                                  ------------       ------------
           Total current liabilities                                                    94,228             84,355
                                                                                  ------------       ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, Series A, $0.20 par value, 250,000 shares authorized; 35,500 shares issued and outstanding at
        March 31, 2002 and December 31, 2001, respectively                               7,100              7,100
     Common stock, $0.20 par value
        30,000,000 shares authorized; 5,501,430 issued and
        outstanding at March 31, 2002 and December 31, 2001,
        respectively                                                                 1,100,286          1,100,286
     Additional paid in capital -- preferred                                         1,524,689          1,524,689
     Additional paid in capital -- common                                           11,298,177         11,298,177
     Accumulated deficit                                                            (8,839,951)        (9,032,350)
     Treasury stock, at cost, 159,387 shares                                          (589,513)          (589,513)
     Net accumulated comprehensive loss -- net of taxes                                (18,441)           (21,951)
                                                                                  ------------       ------------
           Total stockholders' equity                                                4,482,347          4,286,438
                                                                                  ------------       ------------

           Total liabilities and stockholders' equity                             $  4,576,575          4,370,793
                                                                                  ============       ============



See accompanying notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

================================================================================


                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    2002               2001
                                                                                 -----------       -----------

Revenue:
    Investment income                                                            $        --
    Interest and dividends                                                            15,856            63,031
    Other income                                                                     353,974            24,520
                                                                                 -----------       -----------
          Total revenue                                                              369,830            87,551
                                                                                 -----------       -----------

Expenses:
    Employee compensation and benefits                                                79,026                --
    General and administrative                                                        77,105            54,566
                                                                                 -----------       -----------
          Total expenses                                                             156,131            54,566
                                                                                 -----------       -----------

          Net income                                                                 213,699            32,985
                                                                                 -----------       -----------
          Preferred stock dividend                                                   (21,300)          (31,200)
                                                                                 -----------       -----------

          Net income applicable to common shares                                     192,399             1,785
                                                                                 -----------       -----------

Other comprehensive income (loss), net of tax:
    Unrealized holding gains (losses)                                                  3,510             2,563
    Reclassification adjustment for losses included in net loss                           --            (7,461)
                                                                                 -----------       -----------
          Other comprehensive income (loss)                                            3,510            (4,898)
                                                                                 -----------       -----------


          Comprehensive income (loss)                                            $   195,909            (3,113)
                                                                                 ===========       ===========

Basic and diluted earnings (loss) per common share:                              $      0.04                --
                                                                                 ===========       ===========

Weighted average shares outstanding:                                               5,342,043         5,342,043
                                                                                 ===========       ===========



See accompanying notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

================================================================================


                                                                         FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          2002                2001
                                                                       -----------         ----------
Cash flows from operating activities:
    Net income                                                         $   213,699            32,985
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization expense                                    --               519
       Gain on sale of available for sale securities                            --           (24,520)
       Other                                                                (2,367)            2,523
    Changes in assets and liabilities:
       Decrease in receivables -- other                                         --             7,173
       (Increase) decrease in other assets                                (345,357)           10,559
       Increase in accounts payable, accrued
          expenses and other liabilities                                     9,873             1,690
                                                                       -----------       -----------
          Net cash provided by (used in) operating activities             (124,152)           30,929
                                                                       -----------       -----------

Cash flows from investing activities:
    Proceeds from sale of real estate                                           --            48,777
    Proceeds from sale of marketable securities                                 --            26,515
    Purchase of real estate and other investments                               --            (2,750)
                                                                       -----------       -----------
          Net cash provided by investing activities                             --            72,542
                                                                       -----------       -----------

Cash flows from financing activities:
    Purchase of preferred stock                                                 --          (477,000)
    Preferred stock dividends                                              (21,300)          (31,200)
                                                                       -----------       -----------
          Net cash used in financing activities                            (21,300)         (508,200)
                                                                       -----------       -----------


Net decrease in cash and cash equivalents                                 (145,452)         (404,729)

Cash and cash equivalents at beginning of year                           4,197,227         4,680,993
                                                                       -----------       -----------

Cash and cash equivalents at end of year                               $ 4,051,775         4,276,264
                                                                       ===========       ===========



The accompanying notes are an integral part of these financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

================================================================================

BASIS OF PRESENTATION

1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of Firstmark Corp. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet was derived from the audited consolidated financial statements.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Firstmark Corp. (the "Company") was incorporated in Maine on October 28, 1982. From June 1996 until March 5, 1999, the Company was principally engaged in the business of issuing title insurance through a subsidiary, Southern Title Insurance Corporation ("STIC"). See "Business and Operational Developments -- Sale of STIC." Currently, the Company is engaged in the business of acquiring an operating company through merger or acquisition. The Company has narrowed the focus of its search for an acceptable target company and believes that it will be able to identify a target and consummate an acquisition prior to October 31, 2002. However, there can be no assurances that the Company will be able to identify an acceptable target or consummate a transaction within the specified time frame.

         On March 5, 1999, the Company sold Investors Southern Corporation ("ISC") and its subsidiaries, including STIC, to Old Guard Group, Inc. for $6.75 million in cash and a three year earn-out in cash based on the pre-tax net income of ISC and its subsidiaries, including STIC, for each of the fiscal years ending December 31, 1999, 2000 and 2001. A complete discussion of the Company's business is contained in Item 1, Description of Business, of the Company's Annual Report on Form 10-KSB (the "Form 10-KSB"), filed with the Securities and Exchange Commission on March 29, 2002.

RESULTS OF OPERATIONS

                        Three Months Ended March 31, 2002
                Compared to the three Months Ended March 31, 2001

         Other Income was approximately $354,000 in the three months ended March 31, 2002 as compared to $0 in the comparable period of the prior year. This increase was a result of receiving the final earn-out based on the pre-tax net income of ISC and its subsidiaries, including STIC. There was no such earn-out received or earned in the comparable period of the prior year. Interest and dividends revenue amounted to approximately $16,000 in the three months ended March 31, 2002 as compared to $63,000 in the comparable period of the prior year. This decrease results from investment of lesser amounts at lower rates during the current year period as compared to the prior year period. Net investment gains relating to sales of marketable securities, venture capital and real estate investments amounted to approximately $0 and $24,000 for the three months ended March 31, 2002 and 2001, respectively.

         Total expenses increased by $101,565 during the three months ended March 31, 2002 compared to the comparable prior year period. This increase is primarily the result of higher salary, travel and legal fees in the current year period, which were offset somewhat by lower accounting and consulting fees in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company's cash and cash equivalents amounted to approximately $4.1 million, which is expected to exceed its obligations as they become due.

CRITICAL ACCOUNTING POLICIES

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("Statement 141"), "Business Combinations". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Since the Company is actively engaged in looking for a suitable business combination or merger, Statement 141 will be a critical accounting policy upon implementation of a planned business combination or merger.

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

         In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations-Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This Statement is effective for fiscal years beginning after December 15, 2001. FAS No. 144 retains many of the provisions of FAS No. 121, but addresses certain implementation issues associated with that Statement. The Company is currently evaluating the impact of implementing FAS No. 144.

         Reference is made to the disclosures included under the heading "Critical Accounting Policies" in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-KSB.

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

                          PART II -- OTHER INFORMATION

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


                                        FIRSTMARK CORP.



Date:  May 15, 2002                     /s/ H. WILLIAM COOGAN
                                        ---------------------------------------
                                        H. William Coogan, Jr.
                                        President and Chief Executive Officer



Date:  May 15, 2002                     /s/ KURT J. RECHNER
                                        ---------------------------------------
                                        Kurt J. Rechner
                                        Chief Financial Officer & Treasurer