Form 10QSB
period 2002-06-30
FIRSTMARK CORP /ME/
filed 2002-08-14
CIK 820588

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

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

          5,342,043 shares of common stock, par value $0.20 per share, outstanding as of June 30, 2002

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS


                                                                                                          Page No.


Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                           June 30, 2002 (unaudited) and December 31, 2001...................................3

                  Consolidated Statements of Operations (unaudited)
                           Three and Six Months Ended
                           June 30, 2002 and 2002............................................................4

                  Consolidated Statements of Cash Flows (unaudited)
                           Three and Six Months Ended June 30, 2002 and 2001.................................5

                  Notes to Consolidated Financial Statements.................................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.........................................................8


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

         Item 3.  Defaults Upon Senior Securities...........................................................10

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................10

         Item 5.  Other Information.........................................................................10

         Item 6.  Exhibits and Reports on Form 8-K..........................................................10

                                 PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                        FIRSTMARK CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets




                                                                                  JUNE 30,
                                                                                    2002           DECEMBER 31,
                                              ASSETS                            (UNAUDITED)           2001
                                                                              ---------------    ---------------

Current assets:
     Cash and cash equivalents                                                $     4,085,172          4,197,227
     Receivables - other, net                                                             618                 --
     Marketable securities                                                             29,963             24,416
                                                                              ---------------    ---------------

     Total current assets                                                           4,115,753          4,221,643

Other assets:
     Real estate and other investments                                                107,270            114,270
     Other assets                                                                     168,117             34,880
                                                                              ---------------    ---------------

     Total other assets                                                               275,387            149,150
                                                                              ---------------    ---------------

           Total assets                                                       $     4,391,140          4,370,793
                                                                              ===============    ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities                      $       131,384             84,355
                                                                              ---------------    ---------------
           Total current liabilities                                                  131,384             84,355
                                                                              ---------------    ---------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, Series A, $0.20 par value, 250,000 shares authorized;
        35,500 shares issued and outstanding at
        June 30, 2002 and December 31, 2001, respectively                               7,100              7,100
     Common stock, $0.20 par value
        30,000,000 shares authorized; 5,501,430 issued and
        outstanding at June 30, 2002 and December 31, 2001,
        respectively                                                                1,100,286          1,100,286
     Additional paid in capital - preferred                                         1,524,689          1,524,689
     Additional paid in capital - common                                           11,298,177         11,298,177
     Accumulated deficit                                                           (9,064,008)        (9,032,350)
     Treasury stock, at cost, 159,387 shares                                         (589,513)          (589,513)
     Net accumulated comprehensive loss - net of taxes                                (16,975)           (21,951)
                                                                              ---------------    ---------------
           Total stockholders' equity                                               4,259,756          4,286,438
                                                                              ---------------    ---------------

           Total liabilities and stockholders' equity                         $     4,391,140          4,370,793
                                                                              ===============    ===============


See accompanying notes to consolidated financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                  (Unaudited)





                                                            FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                               2002            2001          2002            2001
                                                            -----------    -----------    -----------    -----------
Revenue:
    Investment income  (loss)                               $    (7,872)         6,097         (7,872)        30,617
    Interest and dividends                                       16,429         45,492         32,286        108,523
    Other income                                                     --             --        353,974             --
                                                            -----------    -----------    -----------    -----------
         Total revenue                                            8,557         51,589        378,388        139,140
                                                            -----------    -----------    -----------    -----------

Expenses:
    Employee compensation and benefits                           76,288             --        155,314             --
    General and administrative                                  135,026        134,663        212,132        189,228
                                                            -----------    -----------    -----------    -----------
         Total expenses                                         211,314        134,663        367,446        189,228
                                                            -----------    -----------    -----------    -----------

         Net income (loss)                                     (202,757)       (83,074)        10,942        (50,088)


         Preferred stock dividend                               (21,300)       (21,300)       (42,600)       (52,500)
                                                            -----------    -----------    -----------    -----------

         Net income (loss) applicable to common shares         (224,057)      (104,374)       (31,658)      (102,588)
                                                            -----------    -----------    -----------    -----------

Other comprehensive income (loss), net of tax:
    Unrealized holding gains (losses)                             1,466          1,534          4,976         (3,364)
                                                            -----------    -----------    -----------    -----------
         Other comprehensive income (loss)                        1,466          1,534          4,976         (3,364)
                                                            -----------    -----------    -----------    -----------


         Comprehensive income (loss)                        $  (222,591)      (102,840)       (26,682)      (105,952)
                                                            ===========    ===========    ===========    ===========

Basic and diluted earnings (loss) per common share:         $     (0.04)         (0.02)         (0.01)         (0.02)
                                                            ===========    ===========    ===========    ===========

Weighted average shares outstanding:                          5,342,043      5,342,043      5,342,043      5,342,043
                                                            ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                        FIRSTMARK CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                          FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           2002             2001
                                                                     --------------    --------------


Cash flows from operating activities:
     Net income (loss)                                               $       10,942           (50,088)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization expense                                    --             1,038
        Write-offs of loans and investments                                   7,000            69,518
        Gain on sale of available for sale securities                            --           (24,520)
        Gain on sale of real estate investments                                  --            (6,097)
        Other                                                                  (571)            1,732
     Changes in assets and liabilities:
        (Increase) decrease in receivables - other                             (618)            7,173
        (Increase) decrease in other assets                                (133,237)           17,360
        Increase (decrease) in accounts payable, accrued
           expenses and other liabilities                                    47,029            (7,702)
                                                                     --------------    --------------
           Net cash provided by (used in) operating activities              (69,455)            8,414
                                                                     --------------    --------------

Cash flows from investing activities:
     Proceeds from sale of real estate                                           --            54,874
     Proceeds from sale of marketable securities                                 --            26,515
     Purchase of real estate and other investments                               --            (7,116)
                                                                     --------------    --------------
           Net cash provided by investing activities                             --            74,273
                                                                     --------------    --------------

Cash flows from financing activities:
     Purchase of preferred stock                                                 --          (477,000)
     Preferred stock dividends                                              (42,600)          (52,500)
                                                                     --------------    --------------
           Net cash used in financing activities                            (42,600)         (529,500)
                                                                     --------------    --------------


Net decrease in cash and cash equivalents                                  (112,055)         (446,813)

Cash and cash equivalents at beginning of period                          4,197,227         4,680,993
                                                                     --------------    --------------

Cash and cash equivalents at end of period                           $    4,085,172         4,234,180
                                                                     ==============    ==============



See accompanying notes to consolidated financial statements.

FIRSTMARK CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

================================================================================


1.       General

Firstmark Corp. ("Firstmark" or the "Company") was incorporated in Maine on October 28, 1982. From June 1996 until March 5, 1999, Firstmark was principally engaged in the business of issuing title insurance through a subsidiary, Southern Title Insurance Corporation ("STIC"). On March 5, 1999, Firstmark sold Investors Southern Corporation ("ISC") and its subsidiaries, including STIC, to Old Guard Group, Inc. for $6.75 million in cash and a three year earn-out in cash based on the pre-tax net income of ISC and its subsidiaries, including STIC, for each of the fiscal years ending December 31, 1999, 2000 and 2001. A complete discussion of Firstmark's business is contained in Item 1, Description of Business, in the Annual Report on Form 10-KSB (the "Form 10-KSB"), filed with the Securities and Exchange Commission on March 29, 2002. References to the Company within the Form 10-Q are to Firstmark and its subsidiaries.

On July 8, 2002, the Company, through its newly formed subsidiary, Firstmark Aerospace Corp. ("Firstmark Aerospace"), completed the acquisition of substantially all of the operating assets of Tecstar Electro Systems, Inc. ("TES"). TES is a subsidiary of 15251 Don Julian Road, Inc. and Don Julian, Inc. The parent corporations of TES previously filed for bankruptcy protection and on May 24, 2002 filed a motion in the U.S. Bankruptcy Court seeking the approval of the Court to enter into an asset purchase agreement with the Company - See Form 8-K filed May 24, 2002. The parent corporations' bankruptcy estates agreed to release TES and the Company from any and all claims arising in connection with the bankruptcy. The Company purchased substantially all of the assets used by TES in its business of manufacturing, assembling, maintaining and repairing electromechanical components and equipment used in aviation and other industries. Firstmark intends to operate the business as its primary operating subsidiary going forward under the name Firstmark Aerospace Corp. Historical references to the business as conducted prior to July 8, 2002, refer to the aerospace business operated by TES.

Firstmark Aerospace is a supplier of products designed and built using ISO 9001 certified processes. The business acquired by Firstmark Aerospace has over sixty years of experience in the design and development of aerospace products, and manufactures over 10,000 unique devices representing 700 custom designs. The company is a custom, specialty motor house oriented toward high-end, design driven applications and has the ability to cost-effectively handle short production runs of large numbers of aircraft and missile parts. The company's products fall into five categories:

        o aircraft flight control systems (flux valves, gyro spin motors, compass controllers and magnetic compensators)

        o   navigation equipment (motors, tachometers, resolvers)

        o electronics/ground support equipment (magnetic compass calibration systems, standby compass calibrators)

        o   repairs (flux valves, accelerometers, motors, fuel probes)

        o   fuel system equipment (capacity fuel probes)

Historically sales have consisted of approximately 40% to 45% of proprietary products while the remaining sales consisted of build-to-print products for Honeywell International Inc. The company is actively seeking to diversify its client base to become less dependent upon revenues from Honeywell.

Firstmark's headquarters are located at 2700 Via Fortuna, Suite 400, Austin, Texas. Firstmark Aerospace operations are located at 921 Holloway Street, Durham, North Carolina. Firstmark Aerospace's operations are conducted in three buildings leased by the Company from TES, which total approximately 109,000 square feet.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of Firstmark, as filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet was derived from the audited consolidated financial statements.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.       Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income, less required dividends on redeemable preferred stock, by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares outstanding during the year, including the dilutive effect of all potential common shares.

3.       Reclassifications

Certain reclassifications have been made in the accompanying statements to permit comparison.

4.       Subsequent Event

On July 8, 2002, the Company, through its newly formed subsidiary, Firstmark Aerospace Corp., completed the acquisition of substantially all of the operating assets of Tecstar Electro Systems, Inc. for approximately $3.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                         Six Months Ended June 30, 2002
                 Compared to the Six Months Ended June 30, 2001

         Other income was $353,974 in the six months ended June 30, 2002 as compared to $0 in the comparable period of the prior year. This increase was a result of receiving the final earn-out based on the pre-tax net income of ISC and its subsidiaries, including STIC. There was no such earn-out received or earned in the comparable period of the prior year. Interest and dividends revenue amounted to $32,286 in the six months ended June 30, 2002 as compared to $108,523 in the comparable period of the prior year. This decrease results from investment of lesser amounts at lower rates during the current year period as compared to the prior year period. Net investment gains (losses) relating to sales of marketable securities, venture capital and real estate investments amounted to $(7,872) and $30,617 for the six months ended June 30, 2002 and 2001, respectively.

         Total expenses increased by $178,218 during the six months ended June 30, 2002 compared to the comparable prior year period. This increase is primarily the result of higher salary, travel and legal fees in the current year period, which were offset somewhat by lower accounting and consulting fees in the current year period.

                        Three Months Ended June 30, 2002
                Compared to the Three Months Ended June 30, 2001

         Interest and dividends revenue amounted to $16,429 and $45,492 for the three months ended June 30, 2002 and 2001, respectively. This decrease results from investments of lesser amounts at lower rates during the current year period as compared to the prior year period. Net investment gains (losses) relating to sales of marketable securities, venture capital and real estate investments amounted to $(7,872) and $6,097 for the three months ended June 30, 2002 and 2001, respectively.

Total expenses increased by $76,651 during the three months ended June 30, 2002 compared to the prior year period. This increase is primarily the result of higher salary, travel and legal fees in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

         On July 8, 2002, the Company completed its acquisition of TES. Under the terms of the agreement, the Company agreed to a purchase price of $3,600,000 for substantially all of the assets of TES, which included approximately $2,000,000 in cash and cash equivalents. TES has historically generated positive cash flows, and as such, the Company does not anticipate procuring additional financing within the next twelve months to fund operations.

CRITICAL ACCOUNTING POLICIES

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("Statement 141"), "Business Combinations". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Since the Company has consummated a business combination on July 8, 2002, Statement 141 will be a critical accounting policy to record the business combination.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER INFORMATION

                  On July 19, 2002, H. William Coogan, Jr. filed a Schedule 13D/A reporting that, in an attempt to acquire control of the Company, Mr. Coogan had acquired 55,000 shares of Firstmark common stock and entered into 26 separate but identical securities purchase agreements with shareholders of the Company to acquire an additional 477,701 shares and obtain proxies with respect to the voting of such shares. Mr. Coogan stated that, with such acquisitions, he held 50.5% of the outstanding common stock of Firstmark, thereby gaining control of the Company. However, the Company's records indicate that Mr. Coogan's ownership totals 49.6% of the outstanding common stock of Firstmark.

                  On August 5, 2002, Mr. Coogan was removed from his officer positions as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Coogan remains a director of Firstmark.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           3a.2* Articles of Amendment to the Articles of Incorporation, as amended

                           3b*    Amended and Restated Bylaws

                           99*    Chief Financial Officer Certification
                                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------
* Filed herewith

                  (b)      Reports on Form 8-K

                           On May 28, 2002, the Company filed a Form 8-K to report an agreement to purchase substantially all of the assets of Tecstar Electro Systems, Inc.

                           On May 29, 2002, the Company filed a Form 8-K/A to report an agreement to purchase substantially all of the assets of Tecstar Electro Systems, Inc.

                           On July 11, 2002, the Company filed a Form 8-K to report the completion of the acquisition of Tecstar Electro Systems, Inc., through the Company's newly formed subsidiary, Firstmark Aerospace Corp.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          FIRSTMARK CORP.



                                          /s/ KURT J. RECHNER
Date:  August 14, 2002                    --------------------------------------
                                          Kurt J. Rechner
                                          Chief Financial Officer, Treasurer and
                                          Designated Signatory for the
                                          Registrant

                                 EXHIBIT INDEX

                           3a.2* Articles of Amendment to the Articles of Incorporation, as amended

                           3b*    Amended and Restated Bylaws

                           99*    Chief Financial Officer Certification
                                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------
* Filed herewith