Form 10QSB
period 2002-09-30
FIRSTMARK CORP /ME/
filed 2002-11-19
CIK 820588

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

[X] QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________to ___________


                         Commission File Number: 0-20806

                                   ----------

                                 FIRSTMARK CORP.
        (Exact name of small business issuer as specified in its charter)

                                   ----------
                  Maine                               01-0389195
      (State or other jurisdiction       (I.R.S. Employer Identification No.)
    of incorporation or organization)


                          1801 Libbie Avenue, Suite 201
                            Richmond, Virginia 23226
                                 (804) 240-8297
               (Address, including zip code and telephone number,
                 for registrant's principal executive offices)

                           2700 Via Fortuna, Suite 400
                               Austin, Texas 78746
                                 (512) 306-5282
     (Former address, including former zip code and former telephone number, for registrant's former principal executive offices)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No X
                                              ---    ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,342,043 shares of common stock, par value $0.20 per share, outstanding as of November 13, 2002.

                                 FIRSTMARK CORP.

                                TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
PART I.    Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets
           September 30, 2002 (unaudited) and  December 31, 2001....   3

           Consolidated Statements of Operations (unaudited)
           Three and Nine months ended
           September 30, 2002 and 2001..............................   4

           Consolidated Statements of Cash Flow (unaudited)
           Nine months ended
           September 30, 2002 and 2001..............................   5

           Notes to Consolidated Financial Statements (unaudited)...   6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................   9

  Item 3.  Controls and Procedures..................................  11

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................   11

  Item 2.  Changes in Securities and Use of Proceeds...............   11

  Item 3.  Defaults Upon Senior Securities.........................   11

  Item 4.  Submission of Matters to a Vote of
           Security Holders........................................   11

  Item 5.  Other Information.......................................   11

  Item 6.  Exhibits and Reports on Form 8-K........................   12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FIRSTMARK CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     ASSETS

                                                                           September 30, 2002         December 31, 2001
                                                                               (unaudited)
Current Assets
 Cash and cash equivalents                                                   $    1,365,840             $    4,197,227
 Accounts receivable, net                                                         3,034,079                          -
 Prepaid expenses                                                                   137,069                          -
 Marketable securities                                                               17,132                     24,416
 Inventories and contracts in progress, net                                       5,571,025                          -
                                                                             --------------------------------------------
 Total Current Assets                                                            10,125,145                  4,221,643
Other Assets
 Real estate and other investments                                                  105,061                    114,270
 Property, plant & equipment, net                                                    45,204                          -
 Other assets                                                                             -                     34,880
                                                                             --------------------------------------------
 Total Other Assets                                                                 150,265                    149,150
 Total Assets                                                                $   10,275,410             $    4,370,793
                                                                             ============================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable, accrued expenses, and other liabilities                   $    1,889,789             $       84,355
                                                                             --------------------------------------------
 Total Current Liabilities                                                        1,889,789                     84,355

 Accrued pension liability                                                        1,607,694                          -

Stockholders' Equity
 Preferred stock, Series A, $0.20 par value, 250,000 shares authorized;
   35,500 shares issued and outstanding                                               7,100                      7,100
 Common Stock, $0.20 par value,
  30,000,000 shares authorized; 5,501,430 issued and
  outstanding at September 30, 2002 and December 31, 2001                         1,100,286                  1,100,286
 Additional paid in capital - preferred                                           1,524,689                  1,524,689
 Additional paid in capital - common                                             11,298,177                 11,298,177
 Accumulated deficit                                                             (6,544,895)                (9,032,350)
 Treasury stock, at cost, 159,387 shares outstanding at
  September 30, 2002 and December 31, 2001                                         (589,513)                  (589,513)
 Net accumulated comprehensive loss - net of taxes                                 (17,917)                   (21,951)
                                                                             --------------------------------------------
 Total Stockholders' Equity                                                       6,777,927                  4,286,438
 Total Liabilities and Stockholders' Equity                                  $   10,275,410             $    4,370,793
                                                                             ============================================

See accompanying notes to consolidated financial statements

                        FIRSTMARK CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                       For Three Months Ended           For Nine Months Ended
                                                                           September 30,                    September 30,
                                                                           --------------                    -------------
                                                                        2002            2001               2002          2001
                                                                        ----            ----               ----          ----
REVENUES
     Product sales                                                    $3,860,342    $        -         $3,860,342    $        -
     Financing revenue and other income, net                               7,232        35,680            393,526       144,204
     Investment gains, net                                                 1,488             -             (6,383)       30,617
                                                                      ----------    ----------         ----------    ----------
        Total revenues                                                 3,869,062        35,680          4,247,485       174,821
                                                                      ----------    ----------         ----------    ----------

EXPENSES
     Costs of products sold                                            2,981,496             -          2,981,496             -
     Research and development                                             47,789             -             47,789             -
     Write-offs of loans and investments                                       -         5,997                  -        75,515
     Selling, general, and administrative expenses                     1,400,300        51,078          1,767,546       170,789
                                                                      ----------    ----------         ----------    ----------
        Total expenses                                                 4,429,585        57,075          4,796,831       246,304
                                                                      ----------    ----------         ----------    ----------
        Income (loss) before income taxes                               (560,523)      (21,395)          (549,348)      (71,483)
INCOME TAX (BENEFIT)                                                      (9,000)            -             (9,000)            -
                                                                      ----------    ----------         ----------    ----------
NET (LOSS) FROM CONTINUING OPERATIONS                                 $ (551,523)   $  (21,395)        $ (540,348)   $  (71,483)


EXTRAORDINARY ITEM
     Extraordinary gain from asset acquisition                         3,091,702             -          3,091,702             -
                                                                      ----------    ----------         -----------    ----------
NET INCOME (LOSS)                                                     $2,540,179    $  (21,395)        $2,551,355    $  (71,483)

PREFERRED STOCK DIVIDEND                                                  21,300        21,300             63,900        73,800
                                                                      ----------    ----------         -----------    ----------
NET LOSS APPLICABLE TO COMMON SHARES                                   2,518,879       (42,695)         2,487,455      (145,283)
                                                                      ----------    ----------         -----------    ----------
Other comprehensive income (loss) - net of tax
     Unrealized holding gains (losses) arising during period                   -        (3,904)                 -           193
     Less: Reclassification adjustment for gains included
               in net loss                                                     -             -                  -        (7,461)
                                                                      ----------    ----------         ----------    ----------
Other comprehensive income (loss)                                              -        (3,904)                 -        (7,268)
                                                                      ==========================================================
COMPREHENSIVE INCOME (LOSS) APPLICABLE TO
     COMMON SHARES                                                    $2,518,879    $  (46,599)        $2,487,455    $ (152,551)
                                                                      ==========================================================

Basic Earnings per common share                                       $     0.47    $    (0.01)        $     0.47    $    (0.03)
Diluted Earnings per common share                                     $     0.45    $    (0.01)        $     0.45    $    (0.03)
                                                                      ==========================================================

Weighted - average number of shares outstanding                        5,342,043     5,342,043          5,342,043     5,342,043
Weighted - average number of shares outstanding                        5,697,043           N/A          5,697,043           N/A
                                                                      ==========================================================

See accompanying notes to consolidated financial statements

                        FIRSTMARK CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   2002             2001
                                                                                   ----             ----
OPERATING ACTIVITIES
      Net income (loss)                                                       $   2,551,355    $   (71,483)
      Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities
              Depreciation and amortization                                                          1,558
              Write-offs of loans and investments                                    16,257         75,515
              Gain on sale of marketable securities                                  (3,999)       (24,520)
              (Gain) loss on acquisition                                         (3,091,702)             -
              Other non-cash changes                                                                (6,097)
              Changes in assets and liabilities:                                                     3,743
                      Accounts receivable                                          (905,932)         7,173
                      Inventories                                                   603,521
                      Prepaid expenses                                               23,072
                      Other assets                                                   34,880         18,142
                      Accounts payable and other liabilities                       (294,251)       (11,201)
                                                                              -------------    -----------
              Net cash provided (used) by operating activities                   (1,066,799)        (7,170)
                                                                              -------------    -----------
Cash flows from Investing Activities
      Purchases of property and equipment                                           (45,204)
      Purchase of TES (Total acquisition costs paid $4,027,422-                  (1,655,484)
          cash asset received from TES during acquisition $2,369,510)
      Increase in real estate investments                                                           (9,866)
      Proceeds from sale of marketable securities                                                   26,515
      Proceeds from the sale of venture capital investments
      Proceeds from the sale of real estate investments                                   -         54,874
                                                                              -------------    -----------
              Net cash provided (used) by investing activities                   (1,700,688)        71,523
                                                                              -------------    -----------
Cash flows from Financing Activities
      Preferred stock dividends                                                     (63,900)       (73,800)
      Purchase of perferred stock                                                         -       (477,000)
                                                                              -------------    -----------
              Net Cash used by financing activities                                 (63,900)      (550,800)
                                                                              -------------    -----------
Net change in cash and cash equivalents                                       $  (2,831,387)   $  (486,447)

Cash and cash equivalents, beginning of period                                    4,197,227      4,680,993
                                                                              -------------    -----------

Cash and cash equivalents, end of period                                      $   1,365,840    $ 4,194,546
                                                                              =============    ===========

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
================================================================================

1.    Basis of Presentation

      On July 8, 2002, Firstmark Corp. ("Firstmark" or the "Company"), through its newly-formed and wholly-owned subsidiary, Firstmark Aerospace Corp. ("Firstmark Aerospace"), completed the acquisition of substantially all the operating assets of Tesctar Electro Systems, Inc. ("TES"). TES was a subsidiary of 15251 Don Julian Road Inc. (f/k/a Tecstar Power Systems, Inc.) and Don Julian, Inc. (f/k/a Tecstar, Inc.). The parent corporations of TES had previously filed for bankruptcy protection and on May 24, 2002 filed a motion in the U.S. Bankruptcy Court, Delaware District (the "Court"), seeking the approval of the Court to enter into an asset purchase agreement with the Company. Pursuant to the asset purchase agreement, the parent corporations' bankruptcy estates agreed to release TES and the Company from any and all claims arising in connection with the bankruptcy. On June 18, 2002, the Court entered a final order approving the sale of the TES operating assets to the Company. Firstmark, through Firstmark Aerospace, purchased substantially all the assets used by TES in its business of manufacturing, assembling, maintaining and repairing electro-mechanical components and subsystems for aircraft and missiles. Historical references to the business as conducted prior to July 9, 2002, refer to the aerospace business operated by TES.

      In the opinion of mangement, the accompanying balance sheets and related interim statements of income, cash flows and stockholders' equity include all adjustments, consisting only of normal items necessary for their fair presentation in conformity with U. S. generally accepted accounting principals. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for warranty and bad debt. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Results of Operation and the financial statements and notes related thereto included in Firstmark's Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.    Acquisition of TES

      The Company acquired substantial all the asset of TES on July 8, 2002. As a result of the transaction the Company recorded a gain of $3,091,702. The gain is attributed to the assets acquired being greater than the purchase price which is known as negative goodwill. The Company adopted the Financial Accounting Standards Board statement 141, BUSINESS COMBINATIONS ("FAS 141") as of January 1, 2002. FAS 141 requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. The Company recorded the amount gross of income tax due to current operating losses and net operating loss carry-forwards in the amount of $3,069,000 at December 31, 2001, which have had a full valuation allowance.

3.    Revenue Recognition

      In accordance with Staff Accounting Bulletin ("SAB") No. 101, revenues from the sales of the electro-mechanical components and subsystems for aircraft and missiles are recognized upon delivery which is considered to have occurred when the customer has taken title to the product and the risk and rewards of ownership have been substantively transferred. If the transaction contains a customer acceptance provision, then sales are recognized after customer acceptance occurs or the acceptance provision lapses.

4.    Inventories

      The components of inventory consist of the following:

                                             September 30,
                                                  2002
                                            --------------
        Raw Materials                       $   5,959,379
        Work in process                         1,069,876
        Reserves for Old and Obsolete          -1,458,230
                                            --------------
                                            $   5,571,025
                                            ==============

      Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Provisions are made when required to reduce excess inventories to their estimated net realizable values. The Company carries no "finished goods inventory" as it ships all products manufactured the same day the products are released from "work in process".

5.    Concentration of Credit Risks and Significant Customer

      Financial instruments, which subject the Company to concentrations of credit risk, consist of cash and cash equivalents, and trade receivables. The Company's cash and cash equivalents are placed with high credit quality financial institutions and issuers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses are provided for in the financial statements and historically have been within management's expectations.

      One customer represented 55% of net sales for the period ending September 30, 2002 and 62% of total accounts receivable at September 30, 2002.

6.    Earnings (Loss) Per Common Share

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earning Per Share, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common share and common equivalents shares outstanding during the period.

7.   Pension and Other Employee Benefit Plans

     The Company maintains a defined contribution plan (401(k) plan) covering all employees who meet certain eligibility requirements. Participants may make contributions to the plan up to 15.00% of their compensation (as defined) up to the maximum established by law. The Company will match $.50 per each $1.00 contributed to the 401(k) plan by the employee, up to 6.00% (maximum Company contribution of 3.00%). Company contributions vest ratably over five years. Company contribution to the plan for the period January 1, 2002 to September 30, 2002 was $27,030.

     Until July 23, 2002, the Company sponsored a defined benefit plan (Durham Pension Plan) covering all union employees who attained the age of 21 and completed one year of service with the Company. On July 23, 2002, the plan and all benefits accrued thereunder were frozen, and the Company no longer accrues any benefits under such plan for participants in the plan.

8.   Reclassifications

     Certain reclassifications have been made in the accompanying statements to permit comparison.

9.   Segment Information

     The Company is operating the business as a single segment.

10.  Commitments and Contingencies

     On July 8, 2002, 58 of the 182 Company employees, or 31.9%, were represented by two different labor unions and covered by a collective bargaining agreement expiring February 25, 2004. As of October 21, 2002 the larger of the two unions was decertified by a vote of their membership. As of November 14, 2002, there are less than 5 employees, or less than 3% of the total, belonging to the Office and Professional Employees International Union ("OPEIU"). Firstmark, within the past 30 days, received a letter from OPEIU informing the Company that OPEIU would no longer represent these employees.

     The Company is subject to litigation claims and assessments arising in the ordinary course of business. As of September 30, 2002, the Company was not subject to any litigation claims or assessments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                      Nine Months Ended September 30, 2002
              Compared to the Nine Months Ended September 30, 2001

Firstmark Aerospace, the Company's wholly-owned subsidiary, is a leading manufacturer of electro-mechanical components and subsystems for aircraft and missiles. Firstmark Aerospace's long history in the aerospace business can be traced back to 1941 when the company operated as a division of Sperry Corporation, later as a part of Honeywell, Inc., and finally as a wholly-owned subsidiary of Tecstar Power Systems, Inc. In the last 60 years, the business of Firstmark Aerospace has produced over 1,200 customer-unique designs for some of the foremost aerospace organizations in the world including, but not limited to, Honeywell, The Boeing Company, Hughes Space and Communications, Lockheed Martin Corporation and United Technologies Corporation.

Product sales for the quarter ended September 30, 2002 were $3,860,342 as compared to $0 for the comparable period of the prior year. Financing revenues and other income, was $393,526 in the nine months ended September 30, 2002, as compared to $144,204 in the comparable period of the prior year. This increase was primarily the result of receiving the final earn-out payment, pursuant to the 1998 sales agreement between Firstmark and Investor Southern Corporation ("ISC"), which was based on pre-tax profit of ISC and its subsidiaries, including Southern Title Insurance Corporation ("STIC"), for the year ending December 31, 2001. Net investment gains (losses) relating to sales of marketable securities, venture capital and real estate investments amounted to $(6,383) and $30,617 for the nine months ended September 30, 2002 and 2001, respectively. The Company's net income for the nine months ending September 30, 2002 was $2,551,356 which included an extraordinary gain from the TES asset acquisition of $3,091,702 versus a loss of $71,483 for the same period ending September 30, 2001.

Expenses totaled $4,796,831 during the nine months ended September 30, 2002 compared to $246,304 for the comparable prior year period. Included in the total expenses for the quarter ending September 30, 2002 was $512,784 of non-reoccurring legal defense costs related to the proxy litigation.

LIQUIDITY AND CAPITAL RESOURCES

On July 8, 2002, the Company completed its acquisition of substantially all of the assets of TES. Under the terms of an asset purchase agreement, the Company agreed to a purchase price of $3,600,000 for substantially all the assets of TES which include approximately $2,369,511 in cash and cash equivalents. As of September 30, 2002, the consolidated cash position of the Company was $1,365,840. Cash disbursements during this period were unusually high due to payments made to outside law firms and others in connection with the proxy litigation and the TES acquisition. The total proxy and legal expenses expensed during the third quarter amounted to approximately $512,784. For the quarter ending September 30, 2002 the combined cash payments related to the TES acquisition and proxy litigation amounted to $637,039.

CRITICAL ACCOUNTING POLICIES

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations ("SFAS No. 141"). SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets"("SFAS No. 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible as goodwill, reassessment of useful lives for existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Management's assessment is that the application of SFAS No. 142 has resulted in an extraordinary gain of approximately $3,091,702.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144") which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations-Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for the fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. The Company has determined that there in no impact of implementing SFAS No. 144.

Reference is made to the disclosures included under the heading "Critical Accounting Policies" in Item 6, Managements Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report Form 10-KSB for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its business and operations, there can be no assurance that the actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the information set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to litigation claims and assessments arising in the ordinary course of business. As of September 30, 2002, the Company was not subject to any litigation claims or assessments.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

The Company's Substitute Annual Meeting of Shareholders was held on October 4, 2002 (the "Annual Meeting"). At the Annual Meeting, the shareholders fixed the number of directors to serve until the next annual meeting of shareholders at seven, elected directors to serve until the next annual meeting of shareholders, and ratified the appointment of Ernst & Young, LLP to audit Firstmark's financial statements for 2002.

The following were elected by the Company's shareholders to serve as directors of Firstmark: Timothy W. Byrne, H. William Coogan, Jr., Alireza Exami, John D. McCown, Jeffrey J. Roncka, Steven B. Sebastian and John T. Wyand.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

The following exhibits are filed as part of this Form 10-QSB and this list includes the Exhibit Index:

  Exhibit
  Number                              Description
  ------                              -----------

    3a Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.A to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994

    3a.2 Articles of Amendment to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3a.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002

    3b           Amended and Restated Bylaws, incorporated by reference to
                 Exhibit 3b to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002

    4a Stock Certificate, incorporated by reference to Exhibit 3.C.a to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994

    4b Convertible notes, incorporated by reference to Exhibit 3.C.b to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994

    4c           Preferred "A" stock certificate, incorporated by reference to
                 Exhibit 3.C.c to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994

    4d           Preferred "A" stock warrant, incorporated by reference to
                 Exhibit 3.C.d to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994

    4e           Preferred "B" stock certificate, incorporated by reference to
                 Exhibit 4e to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996

    10a H. William Coogan, Jr. Employment Agreement, dated November 14, 2001, incorporated by reference to Exhibit 10a to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001

    99.1         Certification Pursuant to 18 USC 1350, as adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

On July 11, 2002, the Company filed a Current Report on Form 8-K to report the completion of the acquisition of Tecstar Electro Systems, Inc., through the Company's newly formed subsidiary, Firstmark Aerospace Corp.

On August 30, 2002, the Company filed a Current Report on Form 8-K to report a change in control of the Company and certain other matters. On September 13, 2002, the Company filed an amendment to such Form 8-K to report a settlement to a legal challenge with respect to the record date for the substitute annual meeting of shareholders September 6, 2002, as adjourned to October 4, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                          FIRSTMARK CORP.
                                          (Registrant)



Date:  November 19, 2002                  /s/ H. William Coogan, Jr.
                                          --------------------------
                                          H. William Coogan, Jr.
                                          President, Chief Executive Officer and
                                          Acting Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                            Section 302 Certification

I, H. William Coogan, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Firstmark Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ H. William Coogan, Jr.                             Dated:  November 19, 2002
------------------------------------
H. William Coogan, Jr.
President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            Section 302 Certification

I, H. William Coogan, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Firstmark Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ H. William Coogan, Jr.                             Dated:  November 19, 2002
------------------------------------
H. William Coogan, Jr.
Acting Chief Financial Officer